Form 10-Q
period 1996-06-30
NSD BANCORP INC
filed 1996-08-14
CIK 898624

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                       OR

         ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


                          Commission File No. 0-22124
                                              -------
                               NSD BANCORP, INC.
                               -----------------
             (Exact name of Registrant as specified in its charter)

Commonwealth of Pennsylvania                             25-1616814
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               5004 McKnight Road, Pittsburgh, Pennsylvania 15237
              (Address of principal executive offices) (ZIP Code)

                                 (412) 231-6900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X  NO
                                   --    --

The number of shares outstanding of the Registrant's common stock as of July 31, 1996 was:

          Common Stock, $1.00 par value - 1,637,630 shares outstanding

                               NSD BANCORP, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1996

                                     INDEX

                                                                             PAGE
                                                                             ----
Part I - Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheet - June 30, 1996
             and December 31, 1995                                             3

             Consolidated Statement of Income - For the Six and Three
             Months Ended June 30, 1996 and 1995                               4

             Consolidated Statement of Cash Flows - For the Six
             Months Ended June 30, 1996 and 1995                               5

             Notes to Consolidated Financial Statements                        6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               7

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                           June 30,
                                                                                             1996         December 31,
ASSETS                                                                                   (Unaudited)         1995
                                                                                        -------------    -------------
Cash and Due From Banks                                                                 $  10,729,906    $   8,897,094
Federal Funds Sold                                                                          4,100,000        3,200,000
Securities Available for Sale                                                              51,586,036       43,770,267
Securities Held to Maturity (Market Value of $10,860,931 at
   June 30, 1996 and $11,330,157 at December 31, 1995)                                     10,604,930       10,888,223
Loans Available for Sale                                                                    2,481,249        5,715,476
Loans, Net of Deferred Fees                                                               200,840,740      182,937,989
Unearned Income                                                                            (1,283,986)      (1,402,670)
Reserve for Loan Losses                                                                    (2,560,983)      (2,676,362)
                                                                                        -------------    -------------
    Loans, Net                                                                            196,995,771      178,858,957
Premises and Equipment, Net                                                                 3,697,316        3,746,891
Accrued Interest Receivable                                                                 1,965,139        1,815,216
Other Real Estate Owned and Assets Held for Sale                                              162,553           75,741
Other Assets                                                                                2,148,501        1,763,777
                                                                                        -------------    -------------
TOTAL ASSETS                                                                            $ 284,471,401    $ 258,731,642
                                                                                        =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-Interest Bearing                                                                $  49,237,716    $  44,976,118
    Interest Bearing                                                                      192,621,853      175,267,017
                                                                                        -------------    -------------
    Total Deposits                                                                        241,859,569      220,243,135
Borrowed Funds:
    Repurchase Agreements                                                                   1,863,500        1,822,433
    Short-Term Borrowings                                                                   1,740,000        2,780,000
    Long-Term Borrowings                                                                    8,600,000        4,600,000
                                                                                        -------------    -------------
    Total Borrowed Funds                                                                   12,203,500        9,202,433
Accrued Interest Payable                                                                    4,257,020        3,904,564
Other Liabilities                                                                             546,485          517,656
                                                                                        -------------    -------------
Total Liabilities                                                                         258,866,574      233,867,788
Common Stock $1 Par Value; Authorized
    5,000,000 Shares, Issued and Outstanding
    1,637,630 in 1996 and 1,559,849 in 1995
Common Stock                                                                                1,637,630        1,559,849
Capital Surplus                                                                             6,266,181        4,593,891
Net Unrealized Holding Gains on Securities Available for Sale                                 524,132          969,099
Retained Earnings                                                                          17,176,884       17,741,015
                                                                                        -------------    -------------
Total Shareholders' Equity                                                                 25,604,827       24,863,854
                                                                                        -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 284,471,401    $ 258,731,642
                                                                                        =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                NSD BANCORP, INC
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                         For the Six Months Ended   For the Three Months Ended
                                                                  June 30,                   June 30,
                                                         ------------------------   --------------------------
NET INTEREST INCOME                                          1996         1995          1996          1995
                                                         -----------   ----------   -----------    ----------
Loans, Including Fees                                    $ 8,469,930   $7,717,203   $ 4,297,867    $3,933,545
Investment Securities:
  Taxable                                                  1,331,844      973,999       740,230       492,981
  Tax-Exempt                                                 393,536      443,699       192,753       218,526
  Dividends                                                   51,800       36,659        31,866        18,083
Interest Bearing Deposits                                      5,156        1,631         2,589           849
Federal Funds Sold                                           156,394      177,568        67,110       118,600
                                                         -----------   ----------   -----------    ----------

      Total Interest Income                               10,408,660    9,350,759     5,332,415     4,782,584

Interest on Deposits                                       3,872,875    3,470,118     1,989,687     1,822,031
Interest on Borrowed Funds:
    Repurchase Agreements                                     48,605       40,586        23,527        21,725
    Short-Term Borrowings                                     35,687         --          (1,230)         --
    Long-Term Borrowings                                     208,225       39,891       132,221        31,255
                                                         -----------   ----------   -----------    ----------

      Total Interest Expense                               4,165,392    3,550,595     2,144,205     1,875,011

Net Interest Income                                        6,243,268    5,800,164     3,188,210     2,907,573

Provision for Loan Losses                                    300,000      240,000       150,000       120,000
                                                         -----------   ----------   -----------    ----------
Net Interest Income After Provision for Loan Losses        5,943,268    5,560,164     3,038,210     2,787,573

OTHER INCOME

Net Investment Securities Gains (Losses)                      72,206       10,409          (102)         --
Service Fees                                                 339,935      325,609       168,508       173,529
Net Gain on Settlement and Curtailment of Pension Plan          --        510,960          --            --
Other Operating Income                                       252,757      336,290        99,333       103,658
                                                         -----------   ----------   -----------    ----------

      Total Other Income                                     664,898    1,183,268       267,739       277,187

OTHER EXPENSES

Salaries and Employee Benefits                             2,016,995    1,948,454     1,014,934       987,582
Occupancy Expense                                            399,544      369,653       198,870       182,103
Equipment and Supplies                                       481,832      405,302       259,490       197,349
Data Processing                                              253,017      257,257       125,914       126,422
FDIC Insurance                                                 1,000      235,592           500       117,796
Advertising                                                   96,468       74,687        70,186        52,155
Other Operating Expenses                                     778,545      766,207       403,894       358,757
                                                         -----------   ----------   -----------    ----------

      Total Other Expenses                                 4,027,401    4,057,152     2,073,788     2,022,164

Income Before Income Taxes                                 2,580,765    2,686,280     1,232,161     1,042,596
Provision for Income Taxes                                   750,569      777,729       356,330       288,816
                                                         -----------   ----------   -----------    ----------

NET INCOME                                               $ 1,830,196   $1,908,551   $   875,831    $  753,780
                                                         ===========   ==========   ===========    ==========


NET INCOME PER COMMON SHARE                              $      1.12   $     1.17   $      0.53    $     0.46
                                                         ===========   ==========   ===========    ==========

Common Dividends Declared and Paid Per Share             $      0.39   $     0.27   $      0.20    $     0.14
                                                         ===========   ==========   ===========    ==========

Weighted Average Shares Outstanding                        1,640,399    1,637,630     1,639,624     1,637,630
                                                         ===========   ==========   ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               NSD BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                        For The Six Months Ended
                                                                                June 30,
                                                                      ----------------------------
                                                                          1996            1995
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            $  1,830,196    $  1,908,551
Adjustments to Net Income:
    Provision for Loan Losses                                              300,000         240,000
    Net Gains on Investment Securities                                     (72,206)        (10,409)
    Net Losses (Gains) on Sale of Other Assets                               3,321         (92,713)
    Gain on Loan Sales                                                     (14,614)           --
    Gains on Settlement and Conversion of Pension Plan                        --          (510,960)
    Depreciation and Amortization                                          235,082         193,031
    Net Premium Amortization and Discount
      Accretion on Investment Securities                                   118,089          25,295
    (Increase) Decrease in Accrued Interest Receivable                    (149,923)         30,089
    Increase in Accrued Interest Payable                                   352,456         484,060
    Decrease in Other Assets                                              (181,147)       (131,832)
    Deferred Loan Fees, Net                                                (22,788)            321
    Increase in Other Liabilities                                           28,829          95,183
                                                                      ------------    ------------

Net Cash Provided by Operating Activities                                2,427,295       2,230,616
                                                                      ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sales of Investment Securities Available for Sale      5,836,668       2,175,445
    Proceeds from Repayments and Maturities of Investment
        Securities Available for Sale                                    9,043,751       1,113,919
    Proceeds from Repayments and Maturities of Investment
        Securities Held to Maturity                                        285,000       3,773,000
    Purchases of Investment Securities Available for Sale              (23,417,970)     (4,814,592)
    Purchases of Investment Securities Held to Maturity                       --        (2,000,000)
    Proceeds from Sales of Other Real Estate Owned                            --           662,500
    Proceeds from Loan Sales                                             1,475,996            --
    Net Increase in Loans                                              (16,736,837)     (4,848,157)
    Purchases of Premises and Equipment, Net                              (154,478)       (122,560)
                                                                      ------------    ------------

Net Cash Used by Investing Activities                                  (23,667,870)     (4,060,445)
                                                                      ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Demand and Savings
      Deposit Accounts                                                  23,304,931      (9,229,305)
    Net (Decrease) Increase in Certificates of Deposit                  (1,688,497)     12,826,797
    Net Increase in Repurchase Agreements                                   41,067         276,567
    Proceeds From Short-Term Borrowings                                    960,000            --
    Proceeds From Long-Term Borrowings                                   4,000,000       2,000,000
    Repayments of Short-Term Borrowings                                 (2,000,000)           --
    Cash Dividends Paid in Lieu of Fractional Shares                        (4,617)         (3,681)
    Cash Dividends Paid                                                   (639,497)       (436,758)
                                                                      ------------    ------------

Net Cash Provided by Financing Activities                               23,973,387       5,433,620
                                                                      ------------    ------------

Increase in Cash and Cash Equivalents                                    2,732,812       3,603,791
Cash and Cash Equivalents at Beginning of Year                          12,097,094      17,219,954
                                                                      ------------    ------------
Cash and Cash Equivalents at End of Period                            $ 14,829,906    $ 20,823,745
                                                                      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                               NSD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of NSD Bancorp, Inc. (the Corporation) include the accounts of the Corporation and its wholly owned subsidiary, NorthSide Bank (the Bank), and the Bank's wholly owned subsidiary, 100 Federal Street, Inc. Material intercompany accounts and transactions have been eliminated.

2.       EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents in each period, after adjustment for the effect of the five percent stock dividend declared on April 23, 1996. Dividends per share have also been restated to reflect this adjustment. Weighted average shares outstanding include common stock equivalents under NSD Bancorp, Inc.'s Employee Stock Option Plan and NSD Bancorp, Inc.'s Non-Employee Director Stock Option Plan.

3.       STOCK BASED COMPENSATION

         As of January 1, 1996, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation." This Statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on the new fair value accounting rules and requires certain new disclosures. The Corporation did not adopt the optional measurement provisions of this statement, and accordingly, has determined that such adoption would not have a material adverse effect on the consolidated financial statements or results of operation of the Corporation.

4.       BRANCH ACQUISITION

         On July 26, 1996, NorthSide Bank entered into a definitive agreement to assume approximately $13 million in deposits of two branch offices of First Home Savings Bank, FSB. NorthSide Bank will also assume the lease of one of these branch locations. This transaction is subject to regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the Corporation) financial condition and results of operations for the six and three months ended June 30, 1996 compared to the six and three months ended June 30, 1995.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1996 was $1,830,196, a decrease of $78,355 from $1,908,551 for the six months ended June 30, 1995. This decrease is due primarily to a net gain of $510,960 realized on the settlement and curtailment of the pension plan and gains on the sale of other real estate owned of $92,713. Net interest income increased $443,104 during the first six months of 1996 and FDIC insurance expense, data processing expenses and the provision for income taxes decreased by $234,592, $4,240 and $27,160, respectively, for the six months ended June 30, 1996. These contributions to net income were partially offset by increases in the provision for loan losses of $60,000 and salaries and employee benefits of $68,541 during the first six months of 1996. Occupancy expense, equipment and supplies expense, and advertising expense also increased $29,891, $76,530 and $21,781, respectively, during the first six months of 1996. The Corporation's ROA for the first six months of 1996 was 1.36% compared to 1.59% for the first six months of 1995. ROE for the first six months of 1996 was 14.50% compared to 16.87% for the first six months of 1995.

Net income for the second quarter of 1996 was $875,831, an increase of $122,051 from $753,780 for the second quarter of 1995. This increase is primarily the result of an increase in net interest income of $280,637 and a decrease in FDIC insurance expense of $117,296 during the three months ended June 30, 1996. Partially offsetting these contributions to income during the second quarter of 1996 were increases in the provision for loan losses of $30,000, salaries and employee benefits of $27,352, occupancy expense of $16,767, equipment and supplies of $62,141, advertising expense of $18,031, other operating expenses of $45,137 and the provision for income taxes of $67,514.

NET INTEREST INCOME

The primary component of the Corporation's earnings is net interest income, which is the difference between interest earned on loans, investments and other earning assets and the interest expense on deposits and other interest bearing liabilities which fund those assets. Tax-exempt securities and loans carry pretax yields lower than comparable taxable assets. Therefore, it is more meaningful to analyze net interest income on a tax-equivalent basis.

Total interest income increased $1,038,246 during the six months ended June 30, 1996 as compared to the same period in 1995. This increase was due to a significant increase in average earning assets of $27,206,557 slightly offset by a decrease in the yield on earning assets to 8.39% at June 30, 1996, from 8.50% at June 30, 1995. Average loans increased $17,376,140 to $189,597,654 at June 30, 1996. The average yield on loans decreased slightly to 9.00% at June 30, 1996 compared to 9.06% at June 30, 1995. Average investment securities increased $9,548,069 while the average yield decreased from 6.85% at June 30, 1995 to 6.77% at June 30, 1996. Interest expense increased $614,797 during the first six months of 1996 as a result of an increase in total interest-bearing funds of $19,875,592 coupled with an increase in the average cost of funds from 4.06% at June 30, 1995 to 4.27% at June 30, 1996. Average interest bearing deposits increased $12,223,743, mainly in the area of certificates of deposit and money market accounts. Average borrowed funds increased $7,282,647 at June 30, 1996, also contributing to an increase in interest expense of $204,021.

During the second quarter of 1996, interest income increased $533,881 as compared to the second quarter of 1995. Contributing to the increase in interest income was an increase in average earning assets of $30,006,520 offset by a decline in the yield on earning assets from 8.48% during the second quarter of 1995 to 8.32% during the second quarter of 1996. Average loans increased $19,695,569, offset by a decline in the average yield to 8.92% during the second quarter of 1996 compared to 9.09% during the second quarter of 1995. Average investments increased $12,740,680 during the three months ended June 30, 1996, and the average yield increased slightly to 6.77% during the second quarter of 1996 from 6.71% during the second quarter of 1995. Interest expense increased $269,194 during the second quarter of 1996 as a result of an increase in interest bearing funds of $22,951,268 coupled with an increase in the average cost of funds from 4.20% during the second quarter of 1995 to 4.26% during the second quarter of 1996. Average interest bearing deposits increased $14,720,896 during the second quarter, mainly in the area of money market accounts. Also increasing during the second quarter of 1996 were average borrowed funds by $7,933,334 also contributing $99,736 to interest expense.

The Corporation's net interest margin decreased from 5.36% and 5.24% for the six and three months ended June 30, 1995, respectively, to 5.11% and 5.04% for the six and three months ended June 30, 1996, respectively, resulting from a slight decrease in the yield on interest earning assets combined with an increase in the cost of funds of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses was $300,000 for the six months ended June 30, 1996 compared to $240,000 for the six months ended June 30, 1995. The Corporation's provision for loan losses was $150,000 for the second quarter of 1996 compared to $120,000 for the second quarter of 1995. This increase was primarily the result of an increase in the average loans outstanding during the first six months of 1996. The Corporation had net charge-offs of $415,379 during the first six months of 1996 compared to net recoveries of $140,634 during the first six months of 1995. This change is the result of a charge-off during the first six months of 1996 of commercial loans related to one borrower, compared to the recovery of one commercial loan during the first six months of 1995.

The Corporation's net charge-offs by loan type and changes in the reserve for loan losses were as follows:

                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                          1996         1995
                                                       ----------   -----------
Reserve for Loan Losses at Beginning of Year           $2,676,362   $ 2,281,598
Charge-Offs:
    Commercial, Financial and Agricultural Loans          312,571        87,865
    Real Estate Mortgage Loans                               --            --
    Installment Loans                                     132,041       109,566
    Lease Financing                                        35,994        15,005
                                                       ----------   -----------
                       Total Charge-Offs                  480,606       212,436
Recoveries:

    Commercial, Financial and Agricultural Loans            1,522       329,222
    Real Estate Mortgage Loans                                900           900
    Installment Loans                                      62,805        21,910
    Lease Financing                                          --           1,038
                                                       ----------   -----------
                       Total Recoveries                    65,227       353,070
                                                       ----------   -----------
Net Charge-Offs (Recoveries)                              415,379      (140,634)
Provision for Loan Losses                                 300,000       240,000
                                                       ----------   -----------
Reserve for Loan Losses at End of Period               $2,560,983   $ 2,662,232
                                                       ==========   ===========


OTHER INCOME

Other income decreased $518,370 from $1,183,168 for the six months ended June 30, 1995 to $664,898 for the six months ended June 30, 1996. During the first quarter of 1995, a net, non-cash gain of $510,960 was realized due to the settlement and curtailment of the Bank's pension plan. The sale of certain marketable equity securities available for sale during the first six months of 1996 resulted in an increase in net investment securities gains of $72,206. Service fees increased to $339,935 for the first six months of 1996, from $325,609 for the first six months of 1995. Of this increase, $5,443 was attributed to an increase in NSF charges during the first six months of 1996. An increase in service charges on savings deposits of $5,340 during the first six months of 1996 also contributed to the increase in service fees. Other operating income decreased $83,533. This decrease is primarily the result of net gains on the sale of other real estate of $92,713 recognized during the first six months of 1995. There were no sales of other real estate during the first six months of 1996. Loan sales during the first six months of 1996 resulted in a gain of $14,614. There were no loan sales during the first six months of 1995.

Other income decreased $9,448 during the second quarter, from $277,187 in 1995 to $267,739 in 1996. Service fees decreased to $168,508 during the three months ended June 30, 1996, from $173,529 during the three months ended June 30, 1995. This decrease is primarily the result of an increase in waived NSF charges during the second quarter of 1996. Other operating income incurred a slight decrease of $4,325 during the second quarter of 1996.

OTHER EXPENSES

Total other expenses for the first six months of 1996 decreased $29,751 to $4,027,401 from $4,057,152 for the first six months of 1995. Salaries and employee benefits increased $68,541, which is attributable to normal salary and benefit increases and additional staffing to support the growth of the Corporation. Occupancy expense increased $29,891, primarily due to scheduled building maintenance performed at several branch locations. Equipment and supplies expense increased $76,530 due to an increase in depreciation expense of $42,051 during the first six months of 1996 related to automatic teller machines installed during the fourth quarter of 1995. Also contributing to this increase was an increase in equipment maintenance contracts of $27,429 during the six months ended June 30, 1996. Data processing expense decreased slightly to $253,017 for the six months ended June 30, 1996, compared to $257,257 for the six months ended June 30, 1995. FDIC insurance expense decreased to $1,000 for the first six months of 1996, down from $235,592 for the first six months of 1995. This decrease is due to a reduction in the Corporation's FDIC insurance premium from $0.23 per $100 in deposits to a nominal quarterly assessment of $500 as the Bank is classified by regulators as "well-capitalized." Advertising expense increased $21,781 during the first six months of 1996, from $74,687 in 1995 to $96,468 in 1996. This increase is due primarily to advertising campaigns to develop customer awareness of a new deposit product. Other operating expenses increased to $778,545 for the first six months of 1996, up from $766,207 for the first six months of 1995. This increase is the result of a decrease in asset recovery expense attributable to expenses incurred in the sale of other real estate owned during the first six months of 1995 offset by increases in various expenses during the first six months of 1996, none of which individually is significant.

Total other expenses increased $51,624 during the second quarter, from $2,022,164 in 1995 to $2,073,788 in 1996. Salaries and employee benefits increased $27,352 during the second quarter due to normal salary and benefit increases and additional staffing to support the growth of the Corporation. Occupancy expense increased to $198,870 for the second quarter of 1996 from $182,103 for the second quarter of 1995. This increase is primarily the result of scheduled building maintenance at several branch locations performed during the second quarter of 1996. Equipment and supplies expense increased $62,141 during the second quarter of 1996. This increase is the result of an increase in expenditures during the second quarter of 1996 for equipment maintenance contracts and anticipated equipment related expenses of $12,974 and $20,946, respectively. Data processing expenses declined slightly to $125,914 during the three months ended June 30, 1996, from $126,422 for the three months ended June 30, 1995. FDIC insurance expense decreased to $500 during the second quarter of 1996 from $117,796 during the second quarter of 1995. This decrease is due to a reduction in the Corporation's FDIC insurance premium from $.23 per $100 in deposits to a nominal quarterly assessment of $500. Advertising expenses increased $18,031 during the second quarter of 1996 due to increased advertising campaigns to promote new deposit products. Other operating expenses increased to $403,894 during the three months ended June 30, 1996 from $358,757 during the three months ended June 30, 1995. This increase is due to increases in various expenses incurred during the second quarter of 1996, none of which is individually significant.

INCOME TAXES

The Corporation recorded an income tax provision of $750,569 and $777,729 for the six months ended June 30, 1996 and 1995, respectively. This decrease in the tax provision is the result of a decrease in pre-tax earnings related primarily to the gain recognized on settlement and curtailment of the pension plan and gains on the sale of other real estate during the first six months of 1995. The Corporation recorded an income tax provision of $356,330 during the second quarter of 1996 compared to $288,816 during the second quarter of 1995. This increase is the result of an increase in pre-tax earnings, primarily due to an increase in net interest income.

FINANCIAL CONDITION

The Corporation's total assets were $284,471,401 at June 30, 1996, an increase of $25,739,759 from December 31, 1995. The purchase of securities available for sale resulted in an increase of $7,815,769 at June 30, 1996. Loans available for sale decreased $3,234,227 to $2,481,249 at June 30, 1996. Net loans increased $18,136,814, from $178,858,957 at December 31, 1995 to $196,995,771 at June 30, 1996. Cash and due from banks and federal funds sold increased $1,832,812 and $900,000, respectively, at June 30, 1996.

INVESTMENT SECURITIES

Investment securities available for sale increased $7,815,769. The maturity and sale of U.S. Treasury securities available for sale resulted in a decline of $2,684,363. An increase in U.S. government agencies available for sale and mortgage-backed securities available for sale of $6,005,726 and $4,991,493, respectively, was attributable to the purchase of several securities during the first six months of 1996. The decline in fair value of securities in the investment portfolio is considered to be the result of significant uncertainty in financial markets during the first six months of 1996. The Corporation views the overall decline to be both unusual and temporary in nature.

A summary of investment securities available for sale is as follows:

                                                                     JUNE 30, 1996
                                                 ----------------------------------------------------
                                                   AMORTIZED    GROSS UNREALIZED HOLDING      FAIR
                                                                ------------------------
                                                     COST         GAINS        LOSSES         VALUE
                                                  -----------   ----------   -----------   -----------
U.S. Treasury Securities                          $ 9,706,017   $   18,757   $    37,187   $ 9,687,587
Obligations of U.S. Government Agencies            19,505,146         --         444,011    19,061,135
Mortgage-Backed Securities                         16,127,133       41,843       283,280    15,885,696
Obligations of State and Political Subdivisions     2,958,747        4,391        16,735     2,946,403
Corporate Bonds                                       999,970        3,830          --       1,003,800
Marketable Equity Securities                        1,494,882    1,506,533          --       3,001,415
                                                  -----------   ----------   -----------   -----------
                                                  $50,791,895   $1,575,354   $   781,213   $51,586,036
                                                  ===========   ==========   ===========   ===========





                                                                   DECEMBER 31, 1995
                                                 -----------------------------------------------------
                                                   AMORTIZED    GROSS UNREALIZED HOLDING      FAIR
                                                                ------------------------
                                                     COST         GAINS         LOSSES        VALUE
                                                  -----------   ----------     ---------   -----------
U.S. Treasury Securities                          $12,246,589   $  125,475     $     114   $12,371,950
Obligations of U.S. Government Agencies            13,011,469       47,059         3,119    13,055,409
Mortgage-Backed Securities                         10,892,244       52,605        50,646    10,894,203
Obligations of State and Political Subdivisions     3,513,526       28,069         1,843     3,539,752
Corporate Bonds                                       999,970       10,950          --       1,010,920
Marketable Equity Securities                        1,638,138    1,259,895          --       2,898,033
                                                  -----------   ----------     ---------   -----------
                                                  $42,301,936   $1,524,053     $  55,722   $43,770,267
                                                  ===========   ==========     =========   ===========

A summary of investment securities held to maturity is as follows:

                                                                     JUNE 30, 1996
                                                 -----------------------------------------------------
                                                   AMORTIZED    GROSS UNREALIZED HOLDING      FAIR
                                                                ------------------------
                                                     COST          GAINS       LOSSES         VALUE
                                                  -----------   ----------   -----------   -----------
Obligations of State and Political Subdivisions   $10,354,930   $  256,001          --     $10,610,931
Corporate Bonds                                       250,000         --            --         250,000
                                                  -----------   ----------   -----------   -----------
                                                  $10,604,930   $  256,001          --     $10,860,931
                                                  ===========   ==========   ===========   ===========





                                                                   DECEMBER 31, 1995
                                                 -----------------------------------------------------
                                                   AMORTIZED      GROSS UNREALIZED HOLDING    FAIR
                                                                -----------------------------
                                                     COST          GAINS       LOSSES         VALUE
                                                  -----------   ----------   -----------   -----------
Obligations of State and Political Subdivisions   $10,638,223   $  441,934          --     $11,080,157
Corporate Bonds                                       250,000         --            --         250,000
                                                  -----------   ----------   -----------   -----------
                                                  $10,888,223   $  441,934          --     $11,330,157
                                                  ===========   ==========   ===========   ===========



LOANS

Loans available for sale decreased to $3,234,227 at June 30, 1996, down from $5,715,476 at December 31, 1995. This decrease is attributable to the sale of $1,461,382 in mortgage loans during the first six months of 1996. At June 30, 1996, there were no mortgage loans classified as available for sale. Loans, net of deferred fees, increased to $199,556,754 at June 30, 1996. This increase was primarily in residential mortgage loans due to declining mortgage rates and increased demand during the first six months of 1996. Consumer loans to individuals and commercial, financial and agricultural loans increased $3,280,023 and $2,766,120, respectively, at June 30, 1996. Nonaccrual loans increased to $1,103,691 at June 30, 1996 from $443,727 at December 31, 1995.
This increase is the result of an increase in loans classified as nonaccrual in the areas of commercial loans, consumer loans to individuals and lease financing. Although this increase is notable, management is confident with regard to the Corporation's potential to fully collect a substantial portion of these loans. In the event any of these loans are determined to be uncollectible, the reserve for loan losses is considered adequate to absorb anticipated charge-offs.

The composition of loans is shown in the following table:

                                            JUNE 30,       DECEMBER 31,      INCREASE
                                              1996             1995         (DECREASE)
                                         -------------    -------------    ------------
Consumer Loans to Individuals            $  70,989,328    $  67,709,305    $  3,280,023
Mortgage
    Non-Residential                         13,367,707       14,326,228        (958,521)
    Residential                             48,483,694       35,830,068      12,653,626
Commercial, Financial and Agricultural      53,375,327       50,609,207       2,766,120
Lines of Credit                              5,434,243        5,681,628        (247,385)
Lease Financing                              7,239,210        8,797,060      (1,557,850)
Nonaccrual Loans                             1,103,691          443,727         659,964
                                         -------------    -------------    ------------
                                           199,993,200      183,397,223      16,595,977
Deferred Fees                                 (436,446)        (459,234)         22,788
                                         -------------    -------------    ------------
                                         $ 199,556,754    $ 182,937,989    $ 16,618,765
                                         =============    =============    ============


A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At June 30, 1996, the Corporation's recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $347,075 compared to $509,153 at December 31, 1995. The corresponding reserve for loan losses was $172,655 at June 30, 1996 compared to $207,003 at December 31, 1995. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $346,598 during the first six months of 1996. The Corporation recognized approximately $2,291 and $2,432 of interest on impaired loans during the first six months of 1996 under the accrual method and cash basis, respectively (during the portion of the period that they were impaired). There was no additional reserve required for impaired loans during the first six months of 1996.

NON-PERFORMING ASSETS

Non-performing assets increased from $519,468 at December 31, 1995 to $1,266,244 at June 30, 1996, due to an increase in nonaccrual loans of $659,964 and an increase in other real estate owned of $95,657 offset by a decrease in other assets held for sale of $8,845. Although such assets increased during the first six months of 1996, total non-performing assets represent only .63% of total loans outstanding at June 30, 1996. Loans past due 90 days or more and still accruing decreased to $759,153 at June 30, 1996. Of this, $369,852 was related to one commercial real estate loan for which foreclosure proceedings began early in the third quarter of

1996. Management anticipates that full recovery of past due principal and interest will be made on this loan. However, due to the uncertainty as to the specific date of recovery, this loan may be classified as either nonaccrual or other real estate owned at the end of the third quarter of 1996.

The following table presents the composition of non-performing assets and past due loans:

                                                        JUNE 30,    DECEMBER 31,
                                                          1996          1995
                                                       ----------   ------------
Nonaccrual Loans                                       $1,103,691    $  443,727
Other Real Estate Owned                                   139,623        43,966
Other Assets Held For Sale                                 22,930        31,775
                                                       ----------    ----------
    Total Non-Performing Assets                         1,266,244       519,468
Loans Past Due 90 Days or More and Still Accruing         759,153       801,743
                                                       ----------    ----------
    Total Non-Performing Assets and Past Due Loans     $2,025,397    $1,321,211
                                                       ==========    ==========


RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at June 30, 1996 was $2,560,983 or 1.28% of total loans compared to $2,676,362 or 1.47% of total loans at December 31, 1995. The provision for loan losses increased $60,000 during the first six months of 1996, corresponding to an increase in average loans. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following table details the activity in the loan loss reserve for the six months ended June 30, 1996 and 1995.

                                                       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                          1996          1995
                                                       ----------    ----------
Beginning Balance                                      $2,676,362    $2,281,598
Provision                                                 300,000       240,000
Net Charge-Offs (Recoveries)                              415,379      (140,634)
                                                       ----------    ----------
    Ending Balance                                     $2,560,983    $2,662,232
                                                       ==========    ==========

Loan Loss Reserve to Loans                                   1.28%         1.54%

LIABILITIES

Total liabilities were $258,866,574 at June 30, 1996, an increase of $24,998,786 from $233,867,788 at December 31, 1995. The increase in total liabilities was primarily the result of an increase in interest bearing deposits of $17,354,836 primarily due to the addition of a new deposit product during the first six months of 1996 and total borrowed funds of $3,001,067.

DEPOSITS

Total deposits increased $21,616,434 from $220,243,135 at December 31, 1995 to $241,859,569 at June 30, 1996. Promotion of a new money market deposit account during the first six months of 1996 resulted in an increase of $20,683,805 at June 30, 1996. Also contributing to the increase in total deposits was an increase in non-interest bearing deposits of $4,261,599 offset by decreases in interest bearing demand deposits, savings deposits and time deposits of $506,124, $1,134,349, and $1,688,497, respectively, at June 30, 1996.

The composition of deposits is shown in the following table:

                                            JUNE 30,       DECEMBER 31,      INCREASE
                                              1996             1995         (DECREASE)
                                         -------------    -------------    ------------
Non-Interest Bearing Demand Deposits     $  49,237,716    $  44,976,117    $  4,261,599
Interest Bearing Demand Deposits            25,378,368       25,884,492        (506,124)
Savings Deposits                            38,805,509       39,939,858      (1,134,349)
Money Market Deposit Accounts               44,206,061       23,522,256      20,683,805
Time Deposits > $100,000                    10,396,620        9,681,193         715,427
Time Deposits < $100,000                    73,835,295       76,239,219      (2,403,924)
                                         -------------    -------------    ------------
                                         $ 241,859,569    $ 220,243,135    $ 21,616,434
                                         =============    =============    ============


REPURCHASE AGREEMENTS

Repurchase agreements increased from $1,822,433 at December 31, 1995 to $1,863,500 at June 30, 1996. Securities sold under agreement to repurchase were U.S. Treasury securities. Such agreements mature within 30 days or less.

BORROWED FUNDS

At June 30, 1996, the Corporation had outstanding borrowings of $9,380,000, of which $780,000 will mature during the next 12 months. The Corporation borrowed these funds as part of a community investment program to finance mortgage loans to lower income borrowers and for specific asset-liability management strategies. Advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

At June 30, 1996, the Corporation had outstanding borrowings of $960,000 that will mature during the next 12 months. The Corporation borrowed these funds for specific asset-liability management strategies and are collateralized by qualifying securities.

SHAREHOLDERS EQUITY

Consolidated shareholders' equity increased $740,973 from $24,863,854 at December 31, 1995 to $25,604,827 at June 30, 1996. This increase is the result of the retention of earnings offset by dividends paid to shareholders and a decrease in the net unrealized holding gains on securities available for sale.

The Corporation continues to maintain a strong capital position in excess of current regulatory requirements. The Corporation's tier I capital ratio at June 30, 1996 was 9.69% compared to 9.68% at December 31, 1995. The Corporation's total capital ratio at June 30, 1996 was 10.64% compared to 10.77% at December 31, 1995. Regulatory requirements for tier I and total capital ratios are 4.00% and 8.00%, respectively.

INTEREST RATE SENSITIVITY AND LIQUIDITY

The Corporation has an asset/liability management process in place to monitor and control risks associated with changing interest rates and the potential impact on future financial performance. Interest rate risk is managed by analyzing the maturity and repricing relationships between interest earning assets and interest-bearing liabilities at specific points in time or "GAP" analysis. Management, however, recognizes that a simplified GAP analysis may not adequately reflect the degree to which assets and liabilities with similar repricing characteristics react to changes in market interest rates. In addition, repricing characteristics identified under a specific gap position may vary significantly under different interest rate environments. Therefore, simulation modeling is also performed to evaluate the extent and direction of the Corporation's interest rate exposure under upward or downward changes in interest rates.

Liquidity is the ability to generate cash or obtain funds at reasonable costs to satisfy customer credit needs and the requirements of depositors. Liquid assets include cash, federal funds sold, investments maturing in less than one year and loan repayments. The Corporation is dependent upon the ability to obtain deposits and purchase funds at reasonable rates. As a result of liquid asset management and the ability to generate liquidity through deposit funding, management believes that the Corporation maintains overall liquidity sufficient to satisfy customer needs. In the event that such measures are not sufficient, the Corporation has established alternative sources of funds in the form of borrowing and repurchase agreements.

Operating activities provided net cash of $2,427,295 during the first six months of 1996 compared to $2,230,616 during the first six months of 1995. The primary sources of operating cash flows are net income adjusted for the effect of noncash expenses such as the provision for loan losses and depreciation.

Investing activities used net cash of $23,667,870 during the first six months of 1996 compared to $4,060,445 during the first six months of 1995. The first six months of 1996 provided cash by the sales, repayments and maturities of investment securities available for sale and held to maturity. Proceeds from borrowings, the sale of loans and the increase in deposits during the first six months of 1996 provided cash to fund the growth in the investment and loan portfolios. Net purchases of premises and equipment used cash. The first six months of 1995 provided cash by the sales, repayments and maturities of investment securities available for sale, repayments and maturities of investment securities held to maturity and the sale of other real estate owned. The purchase of investment securities available for sale and held to maturity, and a net increase in loans used cash during the first six months of 1995.

Financing activities provided net cash of $23,973,387 and $5,433,620 during the first six of 1996 and 1995, respectively. During the first six months of 1996, cash was provided by an increase in money market deposit accounts resulting from the promotion of a new deposit product. Cash was also provided by repurchase agreements and net borrowings, while cash was used in the payment of dividends to shareholders. During the first six months of 1995, cash was provided by an increase in certificates of deposit due to certain product promotions. Cash was used by a decrease in demand and savings deposits due to normal fluctuations in account balances. Cash, provided by the increase in certificates of deposit, was used to fund the purchase of investment securities held to maturity, investment securities available and the loan growth. Net borrowings of $2,000,000 during the second quarter of 1995 provided cash for asset/liability management purposes.

PART II - OTHER INFORMATION
- - ---------------------------

Items 1-5.              Not applicable pursuant to the instructions to Part II.

Item 6.                 Exhibits and Reports on Form 8-K.

         (a)            Exhibits

                        10.1 Employment agreement, dated July 1, 1993 between NSD Bancorp, Inc. and Lloyd G. Gibson filed as Exhibit 10D to NSD Bancorp, Inc.'s 10-K for the fiscal year ended December 31, 1993 is incorporated herein by reference.

                        10.2 NSD Bancorp, Inc. 1994 Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.'s Form S-8 filed April 27, 1994 is incorporated herein by reference.

                        10.3 NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.'s form S-8 filed April 27, 1994 is incorporated herein by reference.

          (b)           Reports on Form 8-K:    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              NSD BANCORP, INC.
                                                              -----------------
                                                                (Registrant)


Dated:                August 12, 1996      /s/ LLOYD G. GIBSON
                                           -------------------------------------
                                           Lloyd G. Gibson
                                           President and Chief Executive Officer




Dated:                August 12, 1996      /s/ JAMES P. RADICK
                                           -------------------------------------
                                           James P. Radick
                                           Treasurer (Principal Financial and
                                           Accounting Officer)