Form 10-Q
period 1996-09-30
NSD BANCORP INC
filed 1996-11-14
CIK 898624

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

                                   OR

( )  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to
                                                         ---------    ---------

                          Commission File No.  0-22124
                                               -------


                               NSD BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Commonwealth of Pennsylvania                      25-1616814
  -------------------------------         ---------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
   Incorporation or organization)


               5004 McKnight Road, Pittsburgh, Pennsylvania 15237
            -------------------------------------------------------
            (Address of principal executive offices)     (ZIP Code)


                                 (412) 231-6900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X    NO
                                     -----     -----

The number of shares outstanding of the Registrant's common stock as of November 30, 1996 was.

          Common Stock, $1.00 par value - 1,637,630 shares outstanding

                               NSD BANCORP, INC.

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1996

                                     INDEX

                                                                                                  PAGE
                                                                                                  ----
Part I - Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheet - September 30, 1996
                  and December 31, 1995                                                            3

                  Consolidated Statement of Income - For the Nine and Three
                  Months ended September 30, 1996 and 1995                                         4

                  Consolidated Statement of Cash Flows - for the Nine
                  Months Ended September 30, 1996 and 1995                                         5

                  Notes to Consolidated Financial Statements                                       6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              7

Part II - Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                 19

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NSD BANCORP, INC
                           CONSOLIDATED BALANCE SHEET

                                                                     September 30,
                                                                         1996                   December 31,
ASSETS                                                                (UNAUDITED)                   1995
                                                                     -------------              ------------
Cash and Due From Banks                                                12,852,841                 8,897,094
Federal Funds Sold                                                              0                 3,200,000
Securities Available for Sale                                          51,433,059                43,770,267
Securities Held to Maturity (Market Value of $10,553,988 at
      September 30, 1996 and $11,330,157 at December 31, 1995)          9,986,003                10,888,223
Loans Available for Sale                                                2,751,478                 5,715,476
Loans, Net of Deferred Fees                                           206,122,551               182,937,989
Unearned Income                                                        (1,169,910)               (1,402,670)
Reserve for Loan Losses                                                (2,407,895)               (2,676,362)
                                                                      -----------               -----------
         Loans, Net                                                   202,544,746               178,858,957
Premises and Equipment, Net                                             3,695,409                 3,746,891
Accrued Interest Receivable                                             1,866,739                 1,815,216
Other Real Estate Owned and Assets Held for Sale                          381,331                    75,741
Other Assets                                                            2,097,799                 1,763,777
                                                                      -----------               -----------
TOTAL ASSETS                                                          287,609,405               258,731,642
                                                                      ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
         Non-Interest Bearing                                          49,105,443                44,976,118
         Interest Bearing                                             195,716,376               175,267,017
                                                                      -----------               -----------
         Total Deposits                                               244,821,819               220,243,135
Borrowed Funds:
         Repurchase Agreements                                          1,903,362                 1,822,433
         Short-Term Borrowings                                          3,560,000                 2,780,000
         Long-Term Borrowings                                           6,000,000                 4,600,000
                                                                      -----------               -----------
         Total Borrowed Funds                                          11,463,362                 9,202,433
Accrued Interest Payable                                                4,067,356                 3,904,564
Other Liabilities                                                         754,028                   517,656
                                                                      -----------               -----------
Total Liabilities                                                     261,106,565               233,867,788
Common Stock $1 Par Value; Authorized
         5,000,000 Shares, Issued and Outstanding
         1,637,630 in 1996 and 1,559,849 in 1995
Common Stock                                                            1,637,630                 1,559,849
Capital Surplus                                                         6,266,181                 4,593,891
Net Unrealized Holding Gains on Securities Available for Sale             859,261                   969,099
Retained Earnings                                                      17,739,768                17,741,015
                                                                      -----------               -----------
Total Shareholders' Equity                                             26,502,840                24,863,854
                                                                      -----------               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            287,609,405               258,731,642
                                                                      ===========               ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NSD BANCORP, INC
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                      For the Nine Months Ended           For the Three Months Ended
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
NET INTEREST INCOME                                     1996              1995              1996             1995
                                                     ----------       -----------        ---------         ---------
Loans, Including Fees                                12,931,942       11,772,473         4,462,012         4,055,270
Investment Securities:
         Taxable                                      2,087,305        1,516,076           755,461           542,077
         Tax-Exempt                                     576,111          662,226           182,575           218,527
         Dividends                                       70,294           62,346            18,494            25,687
Interest Bearing Deposits                                 6,772            3,954             1,616             2,323
Federal Funds Sold                                      195,652          292,895            39,258           115,327
                                                     ----------       ----------         ---------         ---------

         Total Interest Income                       15,868,076       14,309,969         5,459,416         4,959,210

Interest on Deposits                                  5,950,957        5,324,557         2,078,083         1,854,439
Interest on Borrowed Funds:                                                                      0                 0
         Repurchase Agreements                           72,135           64,252            23,530            23,666
         Short-Term Borrowings                           49,154              938             3,529               938
         Long-Term Borrowings                           334,966           85,043           136,678            45,152
                                                     ----------       ----------         ---------         ---------

         Total Interest Expense                       6,407,212        5,474,790         2,241,820         1,924,195

Net Interest Income                                   9,460,864        8,835,179         3,217,596         3,035,015

Provision for Loan Losses                               450,000          360,000           150,000           120,000
                                                     ----------       ----------         ---------         ---------
Net Interest Income After Provision for Loan Losses   9,010,864        8,475,179         3,067,596         2,915,015

OTHER INCOME

Net Investment Securities Gains                          74,885           53,361             2,679            42,952
Service Fees                                            501,993          506,746           162,058           181,137
Net Gain on Settlement & Curtailment of Pension Plan          -          510,960                 0                 0
Other Operating Income                                  360,792          436,554           108,035           100,264
                                                     ----------        ---------         ---------         ---------
         Total Other Income                             937,670        1,507,620           272,772           324,352

OTHER EXPENSES

Salaries and Employee Benefits                        3,041,323        2,936,322         1,024,328           987,868
Occupancy Expense                                       584,209          540,511           184,665           170,858
Equipment and Supplies                                  748,277          613,079           266,445           207,777
Data Processing                                         380,332          378,527           127,315           121,270
FDIC Insurance                                            1,500          223,811               500           (11,781)
Advertising                                             147,569          112,043            51,101            37,356
Other Operating Expenses                              1,190,561        1,118,165           412,016           351,958
                                                     ----------        ---------         ---------       -----------

         Total Other Expenses                         6,093,771        5,922,458         2,066,370         1,865,306

Income Before Income Taxes                            3,854,763        4,060,341         1,273,998         1,374,061
Provision for Income Taxes                            1,134,155        1,176,991           383,586           399,262
                                                     ----------        ---------         ---------         ---------

NET INCOME                                            2,720,608        2,883,350           890,412           974,799
                                                      =========        =========         =========         =========

NET INCOME PER COMMON SHARE                               $1.66            $1.76             $0.54             $0.60
                                                      =========        =========         =========         =========

Common Dividends Declared and Paid Per Share              $0.39            $0.27             $0.20             $0.14
                                                      =========        =========         =========         =========

Weighted Average Shares Outstanding                   1,640,505        1,637,630         1,640,625         1,637,630
                                                      =========        =========         =========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NSD BANCORP, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                  For The Nine Months Ended
                                                                                         September 30,
                                                                                     1996            1995
                                                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                        2,720,608        2,883,350
Adjustments to Net Income:
         Provision for Loan Losses                                                  450,000          360,000
         Net Gains on Investment Securities                                         (74,884)         (53,360)
         Net Losses (Gains) on Sale of Other Assets                                   3,321          (92,713)
         Gain on Loan Sales                                                         (14,614)               -
         Gains on Settlement and Conversion of Pension Plan                               -         (510,960)
         Depreciation and Amortization                                              358,297          293,997
         Net Premium Amortization and Discount
             Accretion on Investment Securities                                     139,685           38,470
         Increase in Accrued Interest Receivable                                    (51,523)          (4,948)
         Increase in Accrued Interest Payable                                       162,791          679,641
         (Increase) Decrease in Other Assets                                       (365,407)         505,426
         Deferred Loan Fees, Net                                                    (33,572)             543
         Increase (Decrease) in Other Liabilities                                   236,373         (599,451)
                                                                                 ----------       ----------

Net Cash Provided by Operating Activities                                         3,531,075        3,499,995
                                                                                 ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sales of Investment Securities Available for Sale                  10,700,412        4,053,540
Proceeds from Repayments and Maturities of Investment
     Securities Available for Sale                                               11,077,814        3,288,130
Proceeds from Repayments and Maturities of Investment
     Securities Held to Maturity                                                    905,000        5,887,487
Purchases of Investment Securities Available for Sale                           (29,675,018)     (14,070,880)
Purchases of Investment Securities Held to Maturity                                       -       (3,999,922)
Proceeds from Sales of Other Real Estate Owned                                            -          662,500
Proceeds from Loan Sales                                                          1,475,996                -
Net Increase in Loans                                                           (22,868,891)     (13,880,660)
Purchases of Premises and Equipment, Net                                           (258,612)        (344,010)
                                                                                 ----------       ----------

Net Cash Used by Investing Activities                                           (28,643,299)     (18,403,815)
                                                                                 ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and Savings
     Deposit Accounts                                                            26,959,350      (10,252,391)
Net Increase (Decrease) in Certificates of Deposit                               (2,380,666)      11,094,072
Net Increase in Federal Funds Purchased                                                   -        2,500,000
Net Increase in Repurchase Agreements                                                80,929          300,502
Borrowings                                                                        4,960,000        7,168,264
Repayments                                                                       (2,780,000)               -
Cash Dividends Paid in Lieu of Fractional Shares                                     (4,617)          (3,724)
Cash Dividends Paid                                                                (967,025)        (670,735)
                                                                                 ----------       ----------

Net Cash Provided by Financing Activities                                        25,867,971       10,135,988
                                                                                 ----------       ----------

Increase (Decrease) in Cash and Cash Equivalents                                    755,747       (4,767,832)
Cash and Cash Equivalents at Beginning of Year                                   12,097,094       13,616,163
                                                                                 ----------       ----------
Cash and Cash Equivalents at End of Period                                       12,852,841        8,848,331
                                                                                 ==========       ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               NSD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of NSD Bancorp, Inc. (the Corporation) include the accounts of the Corporation and its wholly owned subsidiary, NorthSide Bank (the Bank), and the Bank's wholly owned subsidiary, 100 Federal Street, Inc. Material intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the Corporation) financial condition and results of operations for the nine and three months ended September 30, 1996 compared to the nine and three months ended September 30, 1995.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1996 was $2,720,608, a decrease of $162,742 from $2,883,350 for the nine months ended September 30, 1995. This decrease is due primarily to a net gain of $510,960 realized on the settlement and curtailment of the pension plan and gains on the sale of other real estate owned of $92,713. Net interest income increased $625,685 during the first nine months of 1996 and FDIC insurance expense, and the provision for income taxes decreased by $222,311, and $42,836, respectively, for the nine months ended September 30, 1996. These contributions to net income were offset by increases in the provision for loan losses of $90,000 salaries, employee benefits of $105,001, and equipment and supplies of $135,197 during the first nine months of 1996. Occupancy, advertising, and other expenses also increased $43,698, $35,526 and $72,396, respectively, during the first nine months of 1996. The Corporation's ROA for the first nine months of 1996 was 1.32% compared to 1.57% for the first nine months of 1995. ROE for the first nine months of 1996 was 14.19% compared to 16.58% for the first nine months of 1995.

Net income for the third quarter of 1996 was $890,412, a decrease of $84,387 from $974,799 for the third quarter of 1995. This increase is primarily the result of an increase in net interest income of $182,581 and a decrease in the provision for income taxes of $15,676 during the three months ended September 30, 1996. Offsetting these contributions to income during the third quarter of 1996 were increases in the provision for loan losses of $30,000, salaries and employee benefits of $36,460, occupancy expense of $13,807, equipment and supplies of $58,667, advertising expense of $13,745, other operating expenses of $60,058, FDIC Insurance of $12,281 and Data Processing of $6,045. Also affecting net income was a $51,581 decline in other income consisting of a decline in net investment security gains of $40,273, and a decline in service fee income, offset by an increase of $7,771 in other operating income.

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

Total interest income increased $1,558,107 during the nine months ended September 30, 1996 as compared to the same period in 1995. This increase was due to a significant increase in average earning assets of $28,930,639 offset by a decrease in the yield on earning assets to 8.30% at September 30, 1996, from 8.49% at September 30, 1995. Average loans increased $21,244,819 to $195,083,324 at September 30, 1996. The average yield on loans decreased to 8.87% at September 30, 1996 compared to 9.08% at September 30, 1995. Average investment securities increased $9,165,603 while the average yield decreased from 6.89% at September 30, 1995 to 6.80% at September 30, 1996. Interest expense increased $932,422 during the first nine months of 1996 as a result of an increase in average total interest-bearing funds of $25,066,154 coupled with an increase in the average cost of funds from 4.11% at September 30, 1995 to 4.21% at September 30, 1996. Average interest bearing deposits increased $17,680,312, mainly in the area of certificates of deposit and money market accounts. Average borrowed funds increased $7,385,841 at September 30, 1996, increasing interest expense by $306,021.

During the third quarter of 1996, interest income increased $500,206 as compared to the third quarter of 1995. Contributing to the increase in interest income was an increase in average earning assets of $32,404,577 offset by a decline in the yield on earning assets from 8.55% during the third quarter of 1995 to 8.21% during the third quarter of 1996. Average loans increased $28,900,248, offset by a decline in the average yield to 8.63% during the third quarter of 1996 compared to 9.21% during the third quarter of 1995. Average investments increased $8,420,114 during the three months ended September 30, 1996, and the average yield increased slightly to 6.77% during the third quarter of 1996 from 6.76% during the third quarter of 1995. Interest expense increased $317,625 during the third quarter of 1996 as a result of an increase in average total interest bearing funds of $25,614,534 coupled with an increase in the average cost of funds from 4.20% during the third quarter of 1995 to 4.30% during the third quarter of 1996. Average interest bearing deposits increased $18,760,404 during the third quarter of 1996, mainly in the area of money market accounts. Also increasing during the third quarter of 1996 were average borrowed funds by $6,854,130 adding $93,982 to interest expense.

The Corporation's net interest margin decreased from 5.34% and 5.31% for the nine and three months ended September 30, 1995, respectively, to 5.02% and 4.90% for the nine and three months ended September 30, 1996, respectively, resulting from a decrease in the yield on interest earning assets combined with an increase in the cost of funds of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses was $450,000 for the nine months ended September 30, 1996 compared to $360,000 for the nine months ended September 30, 1995. The Corporation's provision for loan losses was $150,000 for the third quarter of 1996 compared to $120,000 for the third quarter of 1995. This increase was primarily the result of an increase in the average loans outstanding during the first nine months of 1996. The Corporation had net charge-offs of $718,467 during the first nine months of 1996 compared to net recoveries of $67,990 during the first nine months of 1995. This change is primarily due to the charge-off of two large unrelated commercial loans during the first nine months of 1996, compared to the recovery of one significant commercial loan during the first nine months of 1995.

The Corporation's net charge-offs by loan type and changes in the reserve for loan losses were as follows:

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                        1996             1995
                                                                     ----------       ----------
Reserve for Loan Losses at Beginning of Year                         $2,676,362       $2,281,598
Charge-Offs:
    Commercial, Financial and Agricultural Loans                        546,426          132,145
    Real Estate Mortgage Loans                                               --               --
    Installment Loans                                                   213,884          148,036
    Lease Financing                                                      35,994           15,005
                                                                     ----------       ----------
                       Total Charge-Offs                                796,304          295,186
Recoveries:

    Commercial, Financial and Agricultural Loans                          4,472          329,222
    Real Estate Mortgage Loans                                            1,200            1,200
    Installment Loans                                                    72,165           31,716
    Lease Financing                                                          --            1,038
                                                                     ----------       ----------
                       Total Recoveries                                  77,837          363,176
                                                                     ----------       ----------
Net Charge-Offs (Recoveries)                                            718,467         (67,990)
Provision for Loan Losses                                               450,000          360,000
                                                                     ----------       ----------
Reserve for Loan Losses at End of Period                             $2,407,895       $2,709,588
                                                                     ==========       ==========


OTHER INCOME

Other income decreased $569,951 from $1,507,620 for the nine months ended June 30, 1995 to $937,670 for the nine months ended September 30, 1996. During the first quarter of 1995, a net, non-cash gain of $510,960 was realized due to the settlement and curtailment of the Bank's pension plan. The sale of certain marketable equity securities available for sale during the first nine months of 1996 resulted net investment securities gains of $74,885. Service fees decreased slightly to $501,993 for the first nine months of 1996, from $506,746 for the first nine months of 1995. Contributing to the decrease in service fees was a $14,431 reduction in the amount of NSF charges received offset by a $6,694 increase in service charges on savings deposits during the first nine months of 1996. Other operating income decreased $75,762. This decrease is primarily the result of net gains on the sale of other real estate of $92,713 recognized during the first nine months of 1995. There were no sales of other real estate during the first nine months of 1996. Loan sales during the first nine months of 1996 resulted in a gain of $14,614. There were no loan sales during the first nine months of 1995.

Other income decreased $51,581 during the third quarter, from $324,352 in 1995 to $272,772 in 1996. Service fees decreased to $162,058 during the three months ended September 30, 1996, from $181,137 during the three months ended September 30, 1995. This decrease is largely the result of a $21,044 increase in NSF fees charged during the third quarter of 1996. Other operating income increased by $7,771 during the third quarter of 1996.

OTHER EXPENSES

Total other expenses for the first nine months of 1996 increased $171,313 to $6,093,771 from $5,922,458 for the first nine months of 1995. Salaries and employee benefits increased $105,001, which is attributable to normal salary and benefit increases and additional staffing to support the growth of the Corporation. Occupancy expense increased $43,698, primarily due to scheduled building maintenance performed at several branch locations. Equipment and supplies expense increased $135,197 due to an increase in depreciation expense of $64,300 during the first nine months of 1996 primarily related to platform and automated teller equipment installed during the fourth quarter of 1995 and in the first quarter of 1996. Also contributing to this increase was an increase in equipment maintenance contracts and equipment repairs of $39,466 and $11,518, respectively, during the nine months ended September 30, 1996. Data processing expense increased slightly to $380,332 for the nine months ended September 30, 1996, compared to $378,527 for the nine months ended September 30, 1995. FDIC insurance expense decreased to $1,500 for the first nine months of 1996, down from $223,811 for the first nine months of 1995. This decrease is due to a reduction in the Corporation's FDIC insurance premium from $0.23 per $100 in deposits to a nominal quarterly assessment of $500 as the Bank is classified by regulators as "well-capitalized." Advertising expense increased $35,526 during the first nine months of 1996, from $112,043 in 1995 to $147,569 in 1996. This increase is due primarily to greater emphasis on advertising campaigns to develop market awareness and specific deposit product promotions. Other operating expenses increased to $1,190,561 for the first nine months of 1996, up from $1,118,165 for the first nine months of 1995. This increase is the result of a $13,951 increase in checkbook costs incurred in relation to the significant growth in the Bank's money market account product. Also contributing to the increase in other operating expense were increases in office, subscription, and entertainment expenses of $20,141, $10,817 and $16,511, respectively. Non-recurring demand deposit account losses, primarily related involving three unrelated transactions, added $41,396 to expense while net teller shortages contributed $17,281. These increases were partially offset by a reduction in asset recovery expense of $53,538 attributable to expenses incurred in the sale of other real estate owned during the first nine months of 1995.

Total other expenses increased $201,064 during the third quarter, from $1,865,306 in 1995 to $2,066,370 in 1996. Salaries and employee benefits increased $36,460 during the third quarter due to normal salary and benefit increases and additional staffing to support the growth of the

Corporation. Occupancy expense increased to $184,665 for the third quarter of 1996 from $170,858 for the third quarter of 1995. This increase is primarily the result of scheduled building maintenance at several branch locations performed during the third quarter of 1996. Equipment and supplies expense increased $58,667 during the third quarter of 1996. This increase is the result of an increase in expenditures during the third quarter of 1996 for equipment maintenance contract expense and depreciation of $12,037 and $22,249, respectively. Data processing expenses increased to $127,315 during the three months ended September 30, 1996, from $121,270 for the three months ended September 30, 1995. FDIC insurance expense increased to $500 during the third quarter of 1996 from $(11,781) during the third quarter of 1995. This increase is the result of a reduction in Bank Insurance Fund premiums to a nominal quarterly assessment of $500 and premiums refunded during the third quarter of 1995. Advertising expenses increased $13,745 during the third quarter of 1996 due to increased advertising campaigns to promote new deposit products. Other operating expenses increased to $412,016 during the three months ended September 30, 1996 from $351,958 during the three months ended September 30, 1995. Contributing to this increase were additional expenses of $15,421 incurred in the process of loan collection and asset recovery. Nonrecurring demand deposit account losses, primarily involving three unrelated transactions, added $41,396 to third quarter 1996 expense while net teller shortages during the period accounted for $9,227 of the increase. Legal expenses were also $9,346 higher during the third quarter of 1996 compared to the same period in 1995.

INCOME TAXES

The Corporation recorded an income tax provision of $1,134,155 and $1,176,991 for the nine months ended September 30, 1996 and 1995, respectively. This decrease in the tax provision is the result of a decrease in pre-tax earnings related primarily to the gain recognized on settlement and curtailment of the pension plan and gains on the sale of other real estate during the first nine months of 1995. The Corporation recorded an income tax provision of $383,586 during the third quarter of 1996 compared to $399,262 during the third quarter of 1995. This decrease is the result of lower pre-tax earnings for the quarter ended September 30, 1996.

FINANCIAL CONDITION

The Corporation's total assets were $287,609,405 at September 30, 1996, an increase of $28,877,763 from December 31, 1995. The purchase of securities available for sale resulted in an increase of $7,662,790 at September 30, 1996. Loans available for sale decreased $2,963,998 to $2,751,478 at September 30, 1996. Net loans increased $23,685,789, from $178,858,957 at December 31, 1995 to $202,544,746 at September 30, 1996. Cash and due from banks increased $3,955,747 and federal funds sold decreased $3,200,000 at September 30, 1996.

INVESTMENT SECURITIES

Investment securities available for sale as of September 30, 1996 represent an increase of $7,662,792 from December 31, 1995. The maturity and sale of U.S. Treasury securities available for sale resulted in a decline of $3,184,452. An increase in U.S. government agencies available for sale and mortgage-backed securities available for sale of $6,005,726 and $4,144,452, respectively, was attributable to the purchase of several securities during the first nine months of 1996. The decline in fair value of securities in the investment portfolio is considered to be the result of significant uncertainty in financial markets during the first nine months of 1996. The Corporation views the overall decline to be both unusual and temporary in nature.

A summary of investment securities available for sale is as follows:

                                                                              SEPTEMBER 30, 1996
                                                 ----------------------------------------------------------------------------
                                                                           GROSS UNREALIZED HOLDING
                                                    AMORTIZED              ------------------------                FAIR
                                                      COST                 GAINS              LOSSES               VALUE
                                                 ---------------       --------------      -------------      ---------------
U.S. Treasury Securities                            $ 9,190,105          $    9,072          $ 11,679           $ 9,187,498
Obligations of U.S. Government Agencies              22,555,590                  --           362,674            22,192,916
Mortgage-Backed Securities                           15,236,852              45,236           243,431            15,038,657
Obligations of State and Political Subdivisions         719,948               3,423             2,651               720,720
Corporate Bonds                                         999,970               1,820                --             1,001,790
Marketable Equity Securities                          1,428,682           1,862,796                --             3,291,478
                                                    -----------          ----------          --------           -----------
                                                    $50,131,147          $1,922,347          $620,435           $51,433,059
                                                    -----------          ----------          --------           -----------


                                                                              DECEMBER 31, 1995
                                                 ----------------------------------------------------------------------------
                                                                           GROSS UNREALIZED HOLDING
                                                    AMORTIZED              -------------------------               FAIR
                                                      COST                 GAINS              LOSSES               VALUE
                                                 ---------------       --------------      -------------      ---------------
U.S. Treasury Securities                            $12,246,589           $  125,475         $   114            $12,371,950
Obligations of U.S. Government Agencies              13,011,469               47,059           3,119             13,055,409
Mortgage-Backed Securities                           10,892,244               52,605          50,646             10,894,203
Obligations of State and Political Subdivisions       3,513,526               28,069           1,843              3,539,752
Corporate Bonds                                         999,970               10,950              --              1,010,920
Marketable Equity Securities                          1,638,138            1,259,895              --              2,898,033
                                                    -----------           ----------         -------            -----------
                                                    $42,301,936           $1,524,053         $55,722            $43,770,267
                                                    ===========           ==========         =======            ===========

 A summary of investment securities held to maturity is as follows:

                                                                              SEPTEMBER 30, 1996
                                                 ----------------------------------------------------------------------------
                                                                           GROSS UNREALIZED HOLDING
                                                    AMORTIZED              ------------------------                FAIR
                                                      COST                 GAINS              LOSSES               VALUE
                                                 ---------------       --------------      -------------      ---------------
Obligations of State and Political Subdivisions     $9,736,003            $245,708              --             $ 9,981,711
Corporate Bonds                                        250,000                  --              --                 250,000
                                                    ----------            --------           --------          -----------
                                                    $9,986,003            $245,708              --             $10,231,711
                                                    ==========            ========           ========          ===========




                                                                              DECEMBER 31, 1995
                                                 ----------------------------------------------------------------------------
                                                                           GROSS UNREALIZED HOLDING
                                                    AMORTIZED              ------------------------                FAIR
                                                      COST                 GAINS              LOSSES               VALUE
                                                 ---------------       --------------      -------------      ---------------
Obligations of State and Political Subdivisions     $10,638,223          $441,934               --              $11,080,157
Corporate Bonds                                         250,000                --               --                  250,000
                                                    -----------          --------           ---------           -----------
                                                    $10,888,223          $441,934               --              $11,330,157
                                                    ===========          ========           =========           ===========


LOANS

Loans available for sale decreased to $2,751,478 at September 30, 1996, down from $5,715,476 at December 31, 1995. This decrease is attributable to the sale of $1,461,382 in mortgage loans during the first nine months of 1996. At September 30, 1996, there were no mortgage loans classified as available for sale. Loans, net of deferred fees, increased to $206,122,551 at September 30, 1996. This increase was primarily in consumer and residential mortgage loans due to declining interest rates and increased demand during the first nine months of 1996. Consumer loans to individuals increased $8,301,220 while commercial, financial and agricultural loans declined $2,857,332 at September 30, 1996. Non-accrual loans increased to $1,325,906 at September 30, 1996 from $443,727 at December 31, 1995. This increase is the result of an increase in loans classified as non-accrual in the areas of commercial loans, consumer loans to individuals and lease financing. Although this increase is notable, management is confident with regard to the Corporation's potential to fully collect a substantial portion of these loans. In the event any of these loans are determined to be uncollectible, the reserve for loan losses is considered adequate to absorb anticipated charge-offs.

The composition of loans is shown in the following table:

                                                  SEPTEMBER 30,           DECEMBER 31,              INCREASE
                                                      1996                    1995                 (DECREASE)
                                                 -------------           -------------           --------------
Consumer Loans to Individuals                    $ 76,010,525            $ 67,709,305            $  8,301,220
Mortgage
    Non-Residential                                12,327,216              14,326,228             (1,999,012)
    Residential                                    55,659,282              35,830,068              19,829,214
Commercial, Financial and Agricultural             47,751,875              50,609,207             (2,857,332)
Lines of Credit                                     5,463,798               5,681,628               (217,830)
Lease Financing                                     8,009,612               8,797,060               (787,448)
Non-accrual Loans                                   1,325,906                 443,727                 882,179
                                                 ------------            ------------            ------------
                                                  206,548,214             183,397,223              23,150,991
Deferred Fees                                       (425,663)               (459,234)                  33,571
                                                 ------------            ------------            ------------
                                                 $206,122,551            $182,937,989            $ 23,184,562
                                                 ============            ============            ============


A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At September 30, 1996, the Corporation's recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $347,075 compared to $509,153 at December 31, 1995. The corresponding reserve for loan losses was $172,655 at September 30, 1996 compared to $207,003 at December 31, 1995. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $490,604 during the first nine months of 1996. There was no additional reserve required for impaired loans during the first nine months of 1996.

NON-PERFORMING ASSETS

Non-performing assets increased from $519,468 at December 31, 1995 to $1,707,237 at September 30, 1996, due to an increase in non-accrual loans of $882,179 and an increase in other real estate owned of $269,290 and an increase in other assets held for sale of $36,300. Total non-performing assets increased $864,462 during the first nine months of 1996. More than one-half this increase is the result of two commercial real estate loans to one borrower which were placed on non-accrual status during the third quarter of 1996. Management feels that, based on the value of collateral securing these loans and the Bank's lien position, it is reasonable to anticipate collection of a substantial portion of these loans. Loans past due 90 days or more and still accruing decreased to $478,436 at September 30, 1996. Of this, $471,181 was related to the previously mentioned commercial real estate loans for which foreclosure proceedings began in the third quarter of 1996.

The following table presents the composition of non-performing assets and past due loans:

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1996             1995
                                                        ----------       ----------
Non-accrual Loans                                       $1,325,906       $  443,727
Other Real Estate Owned                                    313,256           43,966
Other Assets Held For Sale                                  68,075           31,775
                                                        ----------       ----------
    Total Non-Performing Assets                          1,707,237          519,468
Loans Past Due 90 Days or More and Still Accruing          478,436          801,743
                                                        ----------       ----------
    Total Non-Performing Assets and Past Due Loans      $2,185,673       $1,321,211
                                                        ==========       ==========


RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at September 30, 1996 was $2,407,895 or 1.17% of total loans compared to $2,676,362 or 1.47% of total loans at December 31, 1995. The provision for loan losses increased $90,000 during the first nine months of 1996, corresponding to an increase in average loans. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following table details the activity in the loan loss reserve for the nine months ended September 30, 1996 and 1995.

                                                  FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     1996             1995
                                                  ----------       ----------
Beginning Balance                                 $2,676,362       $2,281,598
Provision                                            450,000          360,000
Net Charge-Offs (Recoveries)                       (718,467)           67,990
                                                  ----------       ----------
    Ending Balance                                $2,407,895       $2,709,588
                                                  ==========       ==========

 Loss Reserve to Loans                                  1.17%            1.47%


LIABILITIES

Total liabilities were $261,106,565 at September 30, 1996, an increase of $27,238,777 from $233,867,788 at December 31, 1995. The increase in total liabilities was primarily the result of an increase in interest bearing deposits of $20,449,359 resulting from the addition of a new deposit product during the first nine months of 1996, an increase in non-interest bearing deposits of $4,129,325 and total borrowed funds of $2,260,929.

DEPOSITS

Total deposits increased $24,578,684 from $220,243,135 at December 31, 1995 to $244,821,819 at September 30, 1996. Promotion of a new money market deposit account during the first nine months of 1996 resulted in an increase of $26,692,612 at September 30, 1996. Also contributing to the increase in total deposits was an increase in non-interest bearing deposits of $4,129,326 offset by decreases in interest bearing demand deposits, savings deposits and time deposits of $870,465, $3,478,320, and $1,894,469, respectively, at September 30, 1996.

The composition of deposits is shown in the following table:

                                              SEPTEMBER 30,     DECEMBER 31,         INCREASE
                                                  1996              1995            (DECREASE)
                                              ------------      ------------       -----------
Non-Interest Bearing Demand Deposits          $ 49,105,443      $ 44,976,117       $ 4,129,326
Interest Bearing Demand Deposits                25,014,027        25,884,492          (870,465)
Savings Deposits                                36,461,538        39,939,858        (3,478,320)
Money Market Deposit Accounts                   50,214,868        23,522,256        26,692,612
Time Deposits>$100,000                          10,248,582         9,681,193           567,389
Time Deposits<$100,000                          73,777,361        76,239,219        (2,461,858)
                                              ------------      ------------       -----------
                                              $244,821,819      $220,243,135       $24,578,684
                                              ============      ============       ===========


REPURCHASE AGREEMENTS

Repurchase agreements increased from $1,822,433 at December 31, 1995 to $1,903,362 at September 30, 1996. Securities sold under agreement to repurchase were U.S. Treasury securities. Such agreements mature within 30 days or less.

BORROWED FUNDS

At September 30, 1996, the Corporation had outstanding borrowings of $9,560,000, of which $3,560,000 will mature during the next 12 months. The Corporation borrowed these funds as part of a community investment program to finance mortgage loans to lower income borrowers and for specific asset-liability management strategies. Advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

SHAREHOLDERS EQUITY

Consolidated shareholders' equity increased $1,638,986 from $24,863,854 at December 31, 1995 to $26,502,840 at September 30, 1996. This increase is the result of the retention of earnings offset by dividends paid to shareholders and a decrease in the net unrealized holding gains on securities available for sale.

The Corporation continues to maintain a strong capital position in excess of current regulatory requirements. The Corporation's tier I capital ratio at September 30, 1996 was 10.05% compared to 9.68% at December 31, 1995. The Corporation's total capital ratio at September 30, 1996 was 10.94% compared to 10.77% at December 31, 1995. Regulatory requirements for tier I and total capital ratios are 4.00% and 8.00%, respectively.

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

Operating activities provided net cash of $3,531,075 during the first nine months of 1996 compared to $3,499,995 during the first nine months of 1995. The primary sources of operating cash flows are net income adjusted for the effect of noncash expenses such as the provision for loan losses and depreciation.

Investing activities used net cash of $28,643,299 during the first nine months of 1996 compared to $18,403,815 during the first nine months of 1995. The first nine months of 1996 provided cash by the sales, repayments and maturities of investment securities available for sale and held to maturity. Proceeds from borrowings, the sale of loans and the increase in deposits during the first nine months of 1996 provided cash to fund the growth in the investment and loan portfolios. Net purchases of premises and equipment used cash. The first nine months of 1995 provided cash by the sales, repayments and maturities of investment securities available for sale, repayments and maturities of investment securities held to maturity and the sale of other real estate owned. The purchase of investment securities available for sale and held to maturity, and a net increase in loans used cash during the first nine months of 1995.

Financing activities provided net cash of $25,867,971 and $10,135,988 during the first nine of 1996 and 1995, respectively. During the first nine months of 1996, cash was provided by an increase in net demand and savings deposit accounts resulting largely from the promotion of a new money market deposit product. Cash was also provided by repurchase agreements and net borrowings, while cash was used in the payment of dividends to shareholders and by a decrease in certificates of deposit. During the first nine months of 1995, cash was provided by an increase in certificates of deposit due to certain product promotions. Cash was used by a decrease in demand and savings deposits due to normal fluctuations in account balances. Cash, provided by the increase in certificates of deposit, was used to fund the purchase of investment securities held to maturity, investment securities available and the loan growth. Net borrowings of $2,000,000 during the first nine months of 1995 provided cash for asset/liability management purposes.

PART II - OTHER INFORMATION

Items 1-5.        Not applicable pursuant to the instructions to Part II.

Items 6.          Exhibits and Reports on Forms 8-K.

         (a)      Exhibits

                  10.1 Employment agreement, dated July 1, 1993 between NSD Bancorp, Inc. And Lloyd G. Gibson filed as Exhibit 10D to NSD Bancorp, Inc.'s 10K for the fiscal year ended December 31, 1993 is incorporated herein by reference.

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

                  27       Financial Data Schedule

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

                                           NSD BANCORP, INC.
                                           -----------------
                                             (Registrant)

Dated: November 12, 1996                   /S/ LLOYD G. GIBSON
                                           -------------------------------------
                                           Lloyd G. Gibson
                                           President and Chief Executive Officer



Dated: November 12, 1996                   /S/ JAMES P. RADICK
                                           -------------------------------------
                                           James P. Radick
                                           Treasurer (Principal Financial and
                                           Accounting Officer)