Form 10-K
period 1996-12-31
NSD BANCORP INC
filed 1997-03-26
CIK 898624

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       FOR THE TRANSITION PERIOD FROM ___________ TO ____________ .

                          COMMISSION FILE NO. 0-22124
                               NSD BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

         COMMONWEALTH OF PENNSYLVANIA                           25-1616814
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                     Identification No.)

               5004 MCKNIGHT ROAD, PITTSBURGH, PENNSYLVANIA 15237
           (Address of principal executive offices)        (Zip Code)

                                 (412) 231-6900
              (Registrant's telephone number, including area code)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                              ON WHICH REGISTERED
--------------------------------------------     --------------------------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $1.00 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__   No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __________

     The aggregate market value of Common Stock, $1.00 par value, held by non-affiliates of March 5, 1997, was $40,940,750.

     The number of shares outstanding of the Registrant's Common Stock as of March 5, 1997 was 1,637,630.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV.

     Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on April 22, 1997, are incorporated by reference into Part III.

                        Number of Pages in this Filing 6

================================================================================

                               NSD BANCORP, INC.
                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1996

                                     INDEX

                                                                                           PAGE
                                                                                           ----
                                            PART I
Item 1.     Business....................................................................     1
Item 2.     Properties..................................................................     1
Item 3.     Legal Proceedings...........................................................     2
Item 4.     Submission of Matters to a Vote of Security Holders.........................     2

                                            PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.......     2
Item 6.     Selected Financial Data.....................................................     2
Item 7.     Management's Discussion and Analysis of Financial condition and Results of
            Operations..................................................................     2
Item 8.     Financial Statements and Supplementary Data.................................     2
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure..................................................................     3

                                           PART III
Item 10.    Directors and Executive Officers of the Registrant..........................     3
Item 11.    Executive Compensation......................................................     3
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............     3
Item 13.    Certain Relationships and Related Transactions..............................     3

                                            PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............     3
            Signatures..................................................................     5

                                     PART I
ITEM 1. BUSINESS

     NSD Bancorp, Inc. (the "Corporation") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation became a holding company upon acquiring all of the outstanding shares of NorthSide Bank through an exchange of stock on August 2, 1993. At December 31, 1996, the Corporation had total assets, deposits and shareholders' equity of $304,801,854, $260,986,805 and $27,320,253, respectively. Full-time equivalent employees of the Corporation were 138 at December 31, 1996.

     The Corporation derives substantially all of it's income from banking and bank-related services provided by its wholly-owned subsidiary, NorthSide Bank (the Bank). The Bank is a state chartered bank with ten branch locations at December 31, 1996. The Corporation is subject to periodic examination and regulation by the Federal Reserve Bank. As a state chartered bank, NorthSide Bank is subject to periodic examination and regulation by the Pennsylvania Department of Banking and the FDIC. The Bank is a full-service bank offering retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, wire transfers, money orders and traveler's checks. Services to commercial customers are also offered, including real estate mortgage loans, lines of credit, inventory and accounts receivable financing and equipment leasing. NorthSide Bank operates nine automatic teller machines to provide 24 hour banking services to its customers. The Bank's deposits are derived from more than 50,000 individual and commercial accounts. There is no single depositor or group of related depositors, the loss of whom would have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries to any material extent.

     The Bank's service area includes the northern portion of Allegheny County and southern Butler County where it competes with many other banks. The Bank also competes with regional bank and trust companies, credit unions, savings and loan associations, consumer finance companies, insurance companies and direct lending agencies of the government throughout its service area. Banks compete for all types of deposit and loan accounts, with banks and trust companies having the additional power to compete for trust accounts. Savings and loan associations offer savings and time deposit services as well as installment and mortgage loans.

     Credit unions also compete with the Bank for savings and time deposit accounts and for installment loan accounts. Consumer finance companies provide personal installment loan services in direct competition with the Bank.

     The Bank's business is not seasonal in nature, nor does it depend on any single customer or a few customers, the loss of any one or more of which would be a materially adverse effect on its business. A further description of the Corporation's business and discussion of operations is set forth on page 8 in the Corporation's 1996 Annual Report to Shareholders included in this Form 10-K as Exhibit 13 which description is incorporated herein by reference.

ITEM 2. PROPERTIES

     The Corporation's principal office is located at 5004 McKnight Road, Pittsburgh, Pennsylvania. The Bank's main office is located at 100 Federal Street, Pittsburgh, Pennsylvania. Including the main office, the Bank has a total of nine branch offices located as listed below and on the following page. The Bank owns the four-story building located on Federal Street, and a parking lot adjacent to the building. The Bank also owns its Cranberry Township, Ross Township, Pine Creek and West View branch offices, although it leases the land on which the Pine Creek Shopping Center branch office is located. The Bank also owns the land on which its former Ross Township office was located. The Bank's Hampton Township, McCandless Township, Allegheny Professional Building, Duncan Manor and Pittsburgh Cultural District branch offices and the Pine Creek Shopping Center land are operated under leases that contain various renewal option periods extending through December, 2005.

                           LOCATION NAME AND ADDRESS

                             Pittsburgh-North Side
                               100 Federal Street
                              Pittsburgh, PA 15212

                        Allegheny Professional Building
                             490 East North Avenue
                              Pittsburgh, PA 15212

                                   West View
                               728 Center Avenue
                              West View, PA 15229

                              McCandless Township
                         Perry Highway and Ingomar Road
                              McCandless, PA 15237

                               Cranberry Township
                          Route 19N at St. Francis Way
                              Cranberry, PA 16046

                                Hampton Township
                           Shoppers Plaza at Route 8
                             Allison Park, PA 15101

                                 Ross Township
                               5004 McKnight Road
                                 Ross, PA 15237

                                   Pine Creek
                           Pine Creek Shopping Center
                               9805 McKnight Road
                              McCandless, PA 15237

                                  Duncan Manor
                                  Duncan Plaza
                               1701 Duncan Avenue
                             Allison Park, PA 15101

                          Pittsburgh Cultural District
                               701 Liberty Avenue
                              Pittsburgh, PA 15222

ITEM 3. LEGAL PROCEEDINGS

     The Corporation is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and legal counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Corporation to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's Common Stock is traded on the NASDAQ National Market System under the symbol NSDB. The information set forth under the captions "Regulatory Restrictions" and "Sales Price and Cash Dividends per Share" on pages 19 and 35, respectively, of the 1996 Annual Report is incorporated herein by reference. As of March 5, 1997, the Corporation had 439 shareholders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated by reference is the information presented on page 23 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference is the information presented on pages 25 to 36 of the 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference is the information presented on pages 4 to 24 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference is the information presented on pages 3, 4 and 5 of the Proxy Statement for the Annual Shareholders Meeting to be held April 22, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference is the information presented on pages 5, 6, 7, and 8 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 22, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference is the information presented on pages 2, 8 and 9 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 22, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference is the information presented on pages 8 and 9 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 22, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements and report of the Registrant's independent accountant thereon are incorporated by reference to the pages indicated in the said Annual Report.

CONSOLIDATED FINANCIAL STATEMENTS:

     NSD Bancorp, Inc. and Subsidiary

       Consolidated Balance Sheet, page 4
      Consolidated Statement of Income, page 5
      Consolidated Statement of Cash Flows, page 6
      Consolidated Statement of Changes in Shareholders' Equity, page 7 Notes to Consolidated Financial Statements, pages 8-22
      Independent Auditor's Report, page 24

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     Schedules normally required on Form 10-K are omitted since the required information is either not applicable, not deemed material or is shown in the respective consolidated financial statements or in the notes thereto.

EXHIBITS
   3a.    Articles of Incorporation of NSD Bancorp, Inc. filed as Exhibit 3a to NSD Bancorp,
          Inc.'s Form S-4 filed March 9, 1993 (Registration No. 33-59242), is incorporated herein by reference.
   3b.    Bylaws of NSD Bancorp, Inc. filed as Exhibit 3b to NSD Bancorp, Inc.'s Form S-4 filed March 9, 1993 (Registration No. 33-59242), is incorporated herein by reference.
  10A.    Employment agreement, dated July 1, 1993 between NSD Bancorp, Inc. and Lloyd Gibson filed as exhibit 10D to NSD Bancorp, Inc.'s Form 10-K for the fiscal year ended
          December 31, 1993 is incorporated herein by reference.
  10B.    NSD Bancorp, Inc. 1994 Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp,
          Inc.'s Form S-8 filed April 27, 1994 is incorporated herein by reference.
  10C.    NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.'s Form S-8 filed April 27, 1994 is incorporated herein by reference.
  13.     1996 Annual Report to Shareholders is presented within.
  21.     Subsidiaries of the Registrant are presented within.
  23.     Consent of Independent Certified Public Accountants is presented within.

REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NSD BANCORP, INC.
                                          (Registrant)

                                          By         /s/ LLOYD G. GIBSON
                                            ------------------------------------

                                                      Lloyd G. Gibson
                                               President and Chief Executive
                                                           Officer
Dated: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997:

          /s/ LAWRENCE R. GAUS             Chairman of the Board, Director
----------------------------------------
            Lawrence R. Gaus

          /s/ LLOYD G. GIBSON              President and Chief Executive Officer, Director
----------------------------------------   (Principal Executive Officer)
            Lloyd G. Gibson

          /s/ JAMES P. RADICK              Treasurer (Principal Financial and Accounting
----------------------------------------   Officer)
            James P. Radick

         /s/ WILLIAM R. BAIERL             Director
----------------------------------------
           William R. Baierl

        /s/ GRANT A. COLTON, JR.           Director
----------------------------------------
          Grant A. Colton, Jr.

       /s/ NICHOLAS C. GEANOPULOS          Director
----------------------------------------
         Nicholas C. Geanopulos

          /s/ POLLY B. LECHNER             Director
----------------------------------------
            Polly B. Lechner

         /s/ CHARLES S. LENZNER            Director
----------------------------------------
           Charles S. Lenzner

         /s/ DAVID W. MCCONNELL            Director
----------------------------------------
           David W. McConnell

          /s/ KENNETH L. RALL              Director
----------------------------------------
            Kenneth L. Rall

         /s/ HENRY E. REA, JR.             Director
----------------------------------------
           Henry E. Rea, Jr.

        /s/ ARTHUR J. ROONEY, II           Director
----------------------------------------
          Arthur J. Rooney, II