Form 10-Q
period 1997-03-31
NSD BANCORP INC
filed 1997-05-14
CIK 898624

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                       OR

( )      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to
                                                            ---------  ---------

                          Commission File No.   0-22124
                                              ------------

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

The number of shares outstanding of the Registrant's common stock as of April 30, 1997 was:

          Common Stock, $1.00 par value - 1,559,849 shares outstanding

                               NSD BANCORP, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1997

                                     INDEX

                                                                Page
                                                                ----
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet - March 31, 1997
         and December 31, 1996                                   3

         Consolidated Statement of Income - For the Three
         Months Ended March 31, 1997 and 1996                    4

         Consolidated Statement of Cash Flows - For the Three
         Months Ended March 31, 1997 and 1996                    5

         Notes to Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   8

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                       17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                              March 31,          December 31,
                                                                                                1997                 1996
ASSETS                                                                                       (UNAUDITED)
                                                                                             ------------        ------------
Cash and Due From Banks                                                                        13,353,112          12,493,654
Federal Funds Sold                                                                              3,000,000           8,400,000
Securities Available for Sale                                                                  57,289,398          55,668,550
Securities Held to Maturity (Market Value of $8,954,718
    at March 31, 1997 and $9,563,505
    at December 31, 1996)                                                                       8,747,894           9,316,952
Loans Available for Sale                                                                        3,058,649           2,943,248
Loans, Net of Deferred Fees                                                                   216,854,945         211,106,328
Unearned Income                                                                                (1,174,482)         (1,212,814)
Reserve for Loan Losses                                                                        (2,656,663)         (2,578,504)
                                                                                             ------------        ------------
    Loans, Net                                                                                216,082,449         210,258,258
Premises and Equipment, Net                                                                     3,636,569           3,686,319
Accrued Interest Receivable                                                                     2,019,933           1,992,396
Other Real Estate Owned and Assets
    Held for Sale                                                                                 380,206             432,687
Other Assets                                                                                    3,312,860           2,553,038
                                                                                             ------------        ------------
TOTAL ASSETS                                                                                  307,822,421         304,801,854
                                                                                             ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-Interest Bearing                                                                       48,069,785          50,341,084
    Interest Bearing                                                                          214,996,860         210,645,721
                                                                                             ------------        ------------
    Total Deposits                                                                            263,066,645         260,986,805
Borrowed Funds:
    Repurchase Agreements                                                                       1,947,733           1,911,184
    Short-Term Borrowings                                                                       5,560,000           5,560,000
    Long-Term Borrowings                                                                        4,000,000           4,000,000
                                                                                             ------------        ------------
    Total Borrowed Funds                                                                       11,507,733          11,471,184
Accrued Interest Payable                                                                        4,802,805           4,551,792
Other Liabilities                                                                                 954,538             471,820
                                                                                             ------------        ------------
Total Liabilities                                                                             280,331,721         277,481,601
Common Stock $1 Par Value; Authorized
    5,000,000 Shares, Issued and Outstanding
    1,637,630                                                                                   1,637,630           1,637,630
Capital Surplus                                                                                 6,266,181           6,266,182
Net Unrealized Holding Gains on Securities Available for Sale                                     926,495           1,199,083
Retained Earnings                                                                              18,660,394          18,217,358
                                                                                             ------------        ------------
Total Shareholders' Equity                                                                     27,490,700          27,320,253
                                                                                             ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    307,822,421         304,801,854
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

                                NSD BANCORP, INC
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                For the Three Months Ended
                                                                         March 31,
                                                            ------------------------------------
NET INTEREST INCOME                                            1997                       1996
                                                            ----------                 ---------
Loans, Including Fees                                       $4,534,367                 $4,172,063
Investment Securities:
  Taxable                                                      874,853                    591,614
  Tax-Exempt                                                   140,794                    200,783
  Dividends                                                     29,851                     19,934
Interest Bearing Deposits                                        1,468                      2,567
Federal Funds Sold                                              49,326                     89,284
                                                            ----------                 ----------

      Total Interest Income                                  5,630,659                  5,076,245

Interest on Deposits                                         2,221,284                  1,883,188
Interest on Borrowed Funds:
    Repurchase Agreements                                       23,786                     25,078
    Short-Term Borrowings                                       14,528                     36,917
    Long-Term Borrowings                                       120,231                     76,004
                                                            ----------                 ----------

      Total Interest Expense                                 2,379,829                  2,021,187

Net Interest Income                                          3,250,830                  3,055,058

Provision for Loan Losses                                      150,000                    150,000
                                                            ----------                 ----------
Net Interest Income After Provision for Loan Losses          3,100,830                  2,905,058

OTHER INCOME

Net Investment Securities Gains                                    411                     72,308
Service Fees                                                   157,582                    171,427
Other Operating Income                                         152,853                    153,424
                                                            ----------                 ----------

      Total Other Income                                       310,846                    397,159

OTHER EXPENSES

Salaries and Employee Benefits                               1,043,171                  1,002,061
Occupancy Expense                                              201,038                    200,674
Equipment and Supplies                                         236,932                    222,342
Data Processing                                                137,669                    127,103
FDIC Insurance                                                   7,956                        500
Advertising                                                     17,154                     26,282
Other Operating Expenses                                       517,391                    374,651
                                                            ----------                 ----------

      Total Other Expenses                                   2,161,311                  1,953,613

Income Before Income Taxes                                   1,250,365                  1,348,604
Provision for Income Taxes                                     397,920                    394,239
                                                            ----------                 ----------

NET INCOME                                                  $  852,445                 $  954,365
                                                            ==========                 ==========


NET INCOME PER COMMON SHARE                                      $0.52                      $0.61
                                                            ==========                 ==========

Common Dividends Declared and Paid Per Share                     $0.25                      $0.20
                                                            ==========                 ==========

Weighted Average Shares Outstanding                          1,645,130                  1,562,141
                                                            ==========                 ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NSD BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                   For The Three Months Ended
                                                                                                            March 31,
                                                                                              ---------------------------------
                                                                                                 1997                   1996
                                                                                              ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                                       852,445                   954,365
Adjustments to Net Income:
    Provision for Loan Losses                                                                    150,000                   150,000
    Gains on Investment Securities                                                                  (411)                  (72,308)
    Gains on Sale of Other Assets                                                                 (1,757)                        -
    Gain on Loan Sales                                                                                 -                   (14,614)
    Depreciation and Amortization                                                                162,158                   119,476
    Net Premium Amortization and Discount
      Accretion on Investment Securities                                                          21,772                    68,691
    (Increase) Decrease in Accrued Interest Receivable                                           (27,537)                   88,983
    Increase in Accrued Interest Payable                                                         250,937                   253,196
    Increase in Other Assets                                                                    (799,237)                 (162,800)
    Deferred Loan Fees, Net                                                                       (2,846)                   (4,867)
    Increase in Other Liabilities                                                                482,718                   343,270
                                                                                             -----------              ------------

Net Cash Provided by Operating Activities                                                      1,088,242                 1,723,392
                                                                                             -----------              ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sales of Investment Securities Available for Sale                            5,581,197                 5,135,766
    Proceeds from Repayments and Maturities of Investment
        Securities Available for Sale                                                            557,431                 5,861,008
    Proceeds from Repayments and Maturities of Investment
        Securities Held to Maturity                                                              570,000                    60,000
    Purchases of Investment Securities Available for Sale                                     (8,235,736)              (18,121,155)
    Proceeds from Sales of Other Real Estate Owned                                                70,783                         -
    Net Increase in Loans                                                                     (5,824,191)               (2,147,351)
    Proceeds from Sales of Loans                                                                        -                1,475,996
    Purchases of Premises and Equipment, Net                                                     (55,248)                  (84,572)
                                                                                             -----------              ------------

Net Cash Used by Investing Activities                                                         (7,335,764)               (7,820,308)
                                                                                             -----------              ------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Net (Decrease) Increase in Demand and Savings
      Deposit Accounts                                                                        (2,052,201)                7,851,464
    Net Increase in Certificates of Deposit                                                    4,132,041                 1,448,733
    Net Increase in Repurchase Agreements                                                         36,549                    25,092
    Proceeds from Long-Term Borrowings                                                                 -                 2,000,000
    Repayments of Short-Term Borrowings                                                                -                (2,000,000)
    Cash Dividends Paid in Lieu of Fractional Shares                                                   -                         -
    Cash Dividends Paid                                                                         (409,409)                 (311,970)
                                                                                             -----------              ------------

Net Cash Provided by Financing Activities                                                      1,706,980                 9,013,319
                                                                                             -----------              ------------

Increase (Decrease) in Cash and Cash Equivalents                                              (4,540,542)                2,916,403
Cash and Cash Equivalents at Beginning of Year                                                20,893,654                12,097,094
                                                                                             -----------              ------------
Cash and Cash Equivalents at End of Period                                                    16,353,112                15,013,497
                                                                                             ===========              ============


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

2.       EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents in each period. Weighted average shares outstanding include common stock equivalents under NSD Bancorp, Inc.'s Employee Stock Option Plan and NSD Bancorp, Inc.'s Non-Employee Director Stock Option Plan.

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

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June of 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards based on the control-oriented "financial components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets transactions occurring after December 31, 1996.

         In December of 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of FAS 125 by one year to January 1, 1998, for certain transfer transactions including repurchase agreements; dollar roll, securities lending and similar arrangements. SFAS No. 127 also delays by one year the provisions of SFAS No. 125 for recognition of collateral by secured parties in conjunction with secured borrowings. The Corporation is currently evaluating the effect that implementation of these standards will have on its results of operations and financial position.

         During the first quarter of 1997, the Corporation adopted both pronouncements, neither of which is anticipated to have any material effect on the financial statements.

         In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for EPS. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis.

         The Corporation is currently evaluating the effect that implementation of this standard will have on its results of operation and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the Corporation) financial condition and results of operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 was $852,445, a decrease of $101,920 from $954,365 for the three months ended March 31, 1996. This decrease is the result of an increase in deposit premium amortization expense of $39,984 related to the acquisition of two branch offices in December of 1996. Net investment securities gains of $72,308 recognized in the first quarter of 1996, compared to $411 in the first quarter of 1997, also contributed to the decline in net income. Net interest income increased $195,773 while salaries and employee benefits, equipment and supplies, data processing, and other operating expenses increased $41,110, $14,590, $10,566, and $142,741, respectively, for the three months ended March 31, 1997. The Corporation's ROA for the first three months of 1997 was 1.14% compared to 1.46% for the first three months of 1996. ROE for the first three months of 1997 was 12.46% compared to 15.17% for the like period in 1996.

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

Total interest income increased $527,073 during the three months ended March 31, 1997 as compared to the same period in 1996. This increase was due to a significant increase in average earning assets of $34,937,886 offset by a decrease in the yield on earning assets to 8.18% at March 31, 1997, from 8.40% at March 31, 1996. Average loans increased $27,603,626 to $213,152,155 at March 31, 1997. The average yield on loans declined to 8.64% at March 31, 1997 compared to 9.06% at March 31, 1996. Average investment securities increased $9,892,635 while the average yield increased from 6.60% at March 31, 1996 to 6.94% at March 31, 1997. Interest expense increased $358,642 during the first three months of 1997 as a result of an increase in total interest bearing funds of $35,104,409 coupled with a slight increase in the average cost of funds from 4.25% at March 31, 1996 to 4.27% at March 31, 1997. Average interest bearing deposits increased $32,814,891, consisting of a $25,260,039 increase in interest checking and money market deposits, $10,217,900 increase in time deposits and a $2,663,048 decline in savings deposits. Average borrowed funds increased $2,289,518 at March 31, 1997, also contributing to an increase in interest expense of $358,642.

The Corporation's net interest margin decreased from 5.13% at March 31, 1996 to 4.78% at March 31, 1997, resulting from a decrease in the yield on interest earning assets combined with a slight increase in the cost of funds of interest bearing liabilities.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses was $150,000 for both the three months ended March 31, 1997 and the three months ended March 31, 1996. The Corporation had net charge-offs of $71,841 and $325,535 for the first three months of 1997 and 1996, respectively.

The Corporation's net charge-offs by loan type and changes in the reserve for loan losses were as follows:

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                        1997             1996
                                                                     ----------       ----------
Reserve for Loan Losses at Beginning of Year                         $2,578,504       $2,676,362
Charge-Offs:
    Commercial, Financial and Agricultural Loans                             --          257,197
    Real Estate Mortgage Loans                                           12,037               --
    Installment Loans                                                    70,875           60,653
    Lease Financing                                                       7,773           35,994
                                                                     ----------       ----------
        Total Charge-Offs                                                90,685          353,844
Recoveries:
    Commercial, Financial and Agricultural Loans                          6,870            1,322
    Real Estate Mortgage Loans                                              450              450
    Installment Loans                                                    11,524           26,537
    Lease Financing                                                          --               --
                                                                     ----------       ----------
        Total Recoveries                                                 18,844           28,309
                                                                     ----------       ----------
Net Charge-Offs                                                          71,841          325,535
Provision for Loan Losses                                               150,000          150,000
                                                                     ----------       ----------
Reserve for Loan Losses at End of Period                             $2,656,663       $2,500,827
                                                                     ==========       ==========

OTHER INCOME

Other income decreased $86,313 from $397,159 for the three months ended March 31, 1996 to $310,846 for the three months ended March 31, 1997. The sale of certain marketable equity securities available for sale during the first three months of 1996 resulted in net investment securities gains of $72,308 compared to $411 for the same period in 1997. Service fees decreased to $157,582 for the first three months of 1997, from $171,427 for the first three months of 1996. Of this increase, $13,900 was attributed to reduced NSF charge and checking account fee penetration during the first three months of 1997. Other operating income decreased $571. There were two sales of other real estate during the first three months of 1997 resulting in a net gain of $991. Loan sales during the first quarter of 1996 resulted in a gain of $14,614. There were no loan sales during the first quarter of 1997.

OTHER EXPENSES

Total other expenses for the first quarter of 1997 increased $207,698 to $2,161,311 from $1,953,613 for the first quarter of 1996. Salaries and employee benefits increased $41,110, reflecting normal salary and benefit increases, additional staffing to support the growth of the Corporation and the addition of personnel as the result of operating a new branch office beginning in December of 1996. Occupancy expense increased $364, primarily due to scheduled building maintenance performed at several branch locations. Equipment and supplies expense increased $14,590 primarily due to an increase in equipment rental expense of $8,085 related to the replacement of capitalized photocopy machines with leased equipment during 1996. Also contributing to the overall increase was an $8,233 increase in stationery and supplies expense due to ordering for a new branch office and also a difference in the timing of normal purchases. Data processing expense increased $10,566 largely due to costs incurred during conversion of acquired branch deposits. FDIC insurance expense increased $7,456 as the Federal Deposit Insurance Corporation levied additional assessments on the deposits of all banks insured by its Bank Insurance Fund. Advertising expense decreased $9,128 to $17,154 from $26,282 for the same period in 1996. Other operating expenses increased to $517,392 for the first quarter of 1997, up from $374,651. This increase is primarily due to additional expenses incurred as the result of operating an additional branch office opened in December of 1996. Also contributing to the increase in other operating expenses was a loss of $50,000, recognized from transactions with one of NorthSide Bank's merchant credit card customers. Additional losses, related to the same merchant credit card customer, are anticipated to occur during the second quarter and possibly the third quarter of 1997. The final total amount of such losses could not be reasonably estimated as of the date of this filing. However, as of May 13, 1997, the company has recognized $148,405 in additional losses.

INCOME TAXES

The Corporation recorded an income tax provision of $397,920 for the three months ended March 31, 1997 compared to $394,239 for the three months ended March 31, 1996. This increase in the tax provision during the first three months of 1997 is the result of a reduction in interest earned on tax free earning assets offset by a decrease in pre-tax earnings.

FINANCIAL CONDITION

The Corporation's total assets were $307,823,889 at March 31, 1997, an increase of $3,022,035 from December 31, 1996. The purchase of securities available for sale resulted in an increase of $1,620,848 at March 31, 1997. The maturity and call of investment securities held to maturity resulted in a decline of $569,058. Net loans increased $5,824,191, from $210,258,258 at December 31,
1996 to $216,082,449 at March 31, 1997. Cash and due from banks and federal funds sold increased $859,458 and $5,400,000, respectively, at March 31, 1997.

INVESTMENT SECURITIES

Investment securities available for sale increased $1,620,848. An increase in U.S. government agencies available for sale of $1,860,820 and an increase in mortgage-backed securities available for sale of $245,477 was attributed to the investment of funds in the first quarter of 1997 which were obtained through branch aquisitions during the fourth quarter of 1996.

A summary of investment securities available for sale is as follows:

                                                                          MARCH 31, 1997
                                          ---------------------------------------------------------------------------
                                                                         GROSS UNREALIZED
                                                                            HOLDING
                                             AMORTIZED          --------------------------------            FAIR
                                               COST                 GAINS              LOSSES               VALUE
                                          ---------------       --------------      -------------      --------------
U.S. Treasury Securities                    $ 9,196,558            $    5,552          $ 16,386           $ 9,185,724
Obligations of U.S. Government Agencies      27,599,266                 5,717           462,469            27,142,514
Mortgage-Backed Securities                   17,029,834                51,944           205,411            16,876,367
Obligations of State and Political              544,951                 3,669             1,418               547,202
Subdivisions
Marketable Equity Securities                  1,514,743             2,022,848                --             3,537,591
                                            -----------            ----------          --------           -----------
                                            $55,885,352            $2,089,730          $685,684           $57,289,398
                                            ===========            ==========          ========           ===========

                                                                               DECEMBER 31, 1996
                                                 -----------------------------------------------------------------------------
                                                                               GROSS UNREALIZED
                                                                                    HOLDING
                                                    AMORTIZED          ---------------------------------           FAIR
                                                      COST                 GAINS              LOSSES               VALUE
                                                 ---------------       --------------      -------------      ----------------
U.S. Treasury Securities                            $ 9,195,877          $   43,413          $  2,854            $ 9,236,436
Obligations of U.S. Government Agencies              25,403,448              68,571           190,325             25,281,694
Mortgage-Backed Securities                           17,160,596              71,578           110,330             17,121,844
Obligations of State and Political                      719,948               4,556             1,682                722,822
Subdivisions
Marketable Equity Securities                          1,377,143           1,928,611                --              3,305,754
                                                    -----------          ----------          --------            -----------
                                                    $53,857,012          $2,116,729          $305,191            $55,668,550
                                                    ===========          ==========          ========            ===========


A summary of investment securities held to maturity is as follows:

                                                                                MARCH 31, 1997
                                                 ----------------------------------------------------------------------------
                                                                              GROSS UNREALIZED
                                                                                    HOLDING
                                                    AMORTIZED          ---------------------------------           FAIR
                                                      COST                 GAINS              LOSSES               VALUE
                                                 ---------------       --------------      -------------      ---------------
Obligations of State and Political                  $8,497,894            $206,824                     --        $8,704,718
Subdivisions
Corporate Bonds                                        250,000                  --                     --           250,000
                                                    ----------            --------          -------------        ----------
                                                    $8,747,894            $206,824                     --        $8,954,718
                                                    ==========            ========          =============        ==========


                                                                              DECEMBER 31, 1996

                                                 ----------------------------------------------------------------------------
                                                                              GROSS UNREALIZED
                                                                                   HOLDING
                                                    AMORTIZED          ---------------------------------           FAIR
                                                      COST                 GAINS              LOSSES               VALUE
                                                 ---------------       --------------      -------------      ---------------
Obligations of State and Political                 $9,066,952             $246,553                    --         $9,313,505
Subdivisions
Corporate Bonds                                       250,000                   --                    --            250,000
                                                   ----------             --------         -------------         ----------
                                                   $9,316,952             $246,553                    --         $9,563,505
                                                   ==========             ========         =============         ==========

LOANS

Loans, net of deferred fees, increased to $216,082,449 at March 31, 1997. This increase was primarily in small business and indirect automobile loans due to increased sales calling efforts in each respective area during the first three months of 1997. Loans available for sale increased slightly to $3,058,649 at March 31, 1997, from $2,943,248 at December 31, 1996. This increase is attributable to origination of slightly more student loans which are intended for sale in the secondary market in the first quarter of 1997.

The composition of loans is shown in the following table:

                                                     MARCH 31,              DECEMBER 31,              INCREASE
                                                       1997                     1996                 (DECREASE)
                                                   ------------             ------------            ------------
Consumer Loans to Individuals                      $ 84,974,228             $ 80,107,845             $ 4,866,383
Mortgage
    Non-Residential                                  11,225,529               11,636,798                (411,269)
    Residential                                      51,363,270               56,641,022              (5,277,752)
Commercial, Financial and Agricultural               54,892,430               48,225,722               6,666,708
Lines of Credit                                       5,230,841                5,433,560                (202,719)
Lease Financing                                       8,179,387                8,248,698                 (69,311)
Nonaccrual Loans                                      1,408,198                1,234,467                 173,731
                                                   ------------             ------------             -----------
                                                    217,273,883              211,528,112               5,745,771
Deferred Fees                                          (418,938)                (421,784)                  2,846
                                                   ------------             ------------             -----------
                                                   $216,854,945             $211,106,328             $ 5,748,617
                                                   ============             ============             ===========

A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At March 31, 1997, the Corporation's recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $641,947, with a corresponding reserve for loan losses of $152,448. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $647,992 during the first three months of 1997. All loans considered impaired at March 31, 1997 were on nonaccrual status, therefore, the Corporation did not recognize any interest on impaired loans during the first three months of 1997. There was no interest income related to impaired loans recognized on the cash basis during the three months ended March 31, 1996. There was no additional reserve required for impaired loans during the first three months of 1997.

NON-PERFORMING ASSETS

Non-performing assets increased from $1,667,154 at December 31, 1996 to $1,788,405 at March 31, 1997, due to an increase in nonaccrual loans of $173,731 and an increase in other assets held for sale of $17,312 offset by a decrease in other real estate owned of $69,792.

The following table presents the composition of non-performing assets and past due loans:

                                                            MARCH 31,             DECEMBER 31,
                                                              1997                    1996
                                                           ----------             -----------
Nonaccrual Loans                                           $1,408,198              $1,234,467
Other Real Estate Owned                                       302,190                 371,982
Other Assets Held For Sale                                     78,017                  60,705
                                                           ----------              ----------
    Total Non-Performing Assets                             1,788,405               1,667,154
Loans Past Due 90 Days or More and Still
Accruing                                                      425,308                 615,466
                                                           ----------              ----------
    Total Non-Performing Assets and Past Due

Loans                                                      $2,213,713              $2,282,620
                                                           ==========              ==========

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at March 31, 1997 was $2,656,663 or 1.20% of total loans compared to $2,578,504 or 1.33% of total loans at December 31, 1996. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following table details the activity in the loan loss reserve for the three months ended March 31, 1997 and 1996.


                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        1997                  1996
                                                     ----------            ----------
Beginning Balance                                     $2,578,504           $2,676,362
Provision                                                150,000              150,000
Net Charge-Off                                            71,841              325,535
                                                      ----------           ----------
    Ending Balance                                    $2,656,663           $2,500,827
                                                      ==========           ==========

Loan Loss Reserve to Loans                                  1.20%                1.33%

LIABILITIES

Total liabilities were $280,331,721 at March 31, 1997, an increase of $2,850,120 from $277,481,601 at December 31, 1996. The increase in total liabilities was primarily the result of a net increase in total deposits of $2,079,840.

DEPOSITS

Total deposits increased $2,079,840 from $260,986,805 at December 31, 1996 to $263,066,645 at March 31, 1997. Specific certificate of deposit product promotions during the first quarter of 1997, resulted in an increase in interest-bearing deposits of $4,351,139 offset by a $2,271,299 decline in non-interest bearing deposits.

The composition of deposits is shown in the following table:

                                                   MARCH 31,              DECEMBER 31,           INCREASE
                                                     1997                    1996               (DECREASE)
                                                 ------------            ------------           -----------
Non-Interest Bearing Demand Deposits             $ 48,069,785            $ 50,341,084           $(2,271,299)
Interest Bearing Demand Deposits                   28,167,876              29,601,513            (1,433,637)
Savings Deposits                                   37,839,070              38,177,186              (338,116)
Money Market Deposit Accounts                      52,009,147              50,280,413             1,728,734
Time Deposits > $100,000                           13,188,742              11,230,900             1,957,842
Time Deposits < $100,000                           83,792,025              81,355,709             2,436,316
                                                 ------------            ------------           -----------
                                                 $263,066,645            $260,986,805           $ 2,079,840
                                                 ============            ============           ===========

REPURCHASE AGREEMENTS

Repurchase agreements increased from $1,911,184 at December 31, 1996 to $1,947,733 at March 31, 1997. Securities sold under agreement to repurchase were U.S. Treasury securities. Such agreements mature within 30 to 90 days.

BORROWED FUNDS

At March 31, 1997, the Corporation had outstanding borrowings of $9,560,000, of which $5,560,000 will mature during the next 12 months. The Corporation borrowed these funds as part of a community investment program to finance mortgage loans to lower income borrowers and for specific asset-liability management strategies. Borrowings are collateralized by qualifying securities and loans. These advances are subject to restrictions or penalties related to prepayments.

SHAREHOLDERS EQUITY

Consolidated shareholders' equity increased $170,447 from $27,320,253 at December 31, 1996 to $27,490,700 at March 31, 1997. This increase is the result of the retention of earnings offset by dividends paid to shareholders and a decrease in the net unrealized holding gains on securities available for sale.

The Corporation continues to maintain a strong capital position in excess of current regulatory requirements. The Corporation's tier I risk-based capital ratio at March 31, 1997 was 12.88% compared to 12.41% at December 31, 1996. The Corporation's total risk-based capital ratio at March 31, 1997 was 14.13% compared to 13.66% at December 31, 1996. Regulatory requirements for tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

INTEREST RATE SENSITIVITY AND LIQUIDITY

The Corporation has an asset/liability management process in place to monitor and control risks associated with changing interest rates and the potential impact on future financial performance. Interest rate risk is managed by analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time or "GAP" analysis. Management, however, recognizes that a simplified GAP analysis may not adequately reflect the degree to which assets and liabilities with similar repricing characteristics react to changes in market interest rates. In addition, repricing characteristics identified under a specific gap position may vary significantly under different interest rate environments. Therefore, simulation modeling is also performed to evaluate the extent and direction of the Corporation's interest rate exposure under upward or downward changes in interest rates.

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

Operating activities provided net cash of $1,088,242 during the first three months of 1997 compared to $1,723,392 during the first three months of 1996. The primary source of operating cash flows are net income adjusted for the effect of noncash expenses such as the provision for loan losses and depreciation.

Investing activities used net cash of $7,335,764 during the first three months of 1997 compared to $7,820,308 during the first three months of 1996. The first three months of 1997 provided cash by sales, repayments, and maturities of investment securities and used cash by reinvesting in investment securities available for sale. Cash was also used to fund the net increase in loan volume and purchase of premises and equipment. Proceeds from the sale of loans during the first quarter of 1996 provided cash, while a net increase in loans and net purchases of premises and equipment used cash.

Financing activities provided net cash of $1,706,980 during the first quarter of 1997 compared to $9,013,319 during the first quarter of 1996. During the first three months of 1997, cash was provided by an increase in certificate of deposit accounts resulting from specific product promotions. Cash was also provided by repurchase agreements and used by a decrease in demand and savings deposits and cash dividends paid to shareholders. There was no effect on net cash through the repayment of short-term borrowings and proceeds received from long-term borrowings. During the first three months of 1996, cash was provided by an increase in money market deposit accounts resulting from the offering of a new deposit product. Cash was also provided by an increase in certificates of deposit and repurchase agreements and used by cash dividends paid to shareholders.

PART II - OTHER INFORMATION

Items 1-5.    Not applicable pursant to the instructions to Part II.

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

                                                NSD BANCORP, INC.
                                                (Registrant)

Dated:  May 13, 1997                            /s/ LLOYD G. GIBSON
                                                -------------------------------
                                                Lloyd G. Gibson
                                                President and Chief
                                                Executive Officer

Dated:  May 13, 1997                            /s/ JAMES P. RADICK
                                                -------------------------------
                                                James P. Radick
                                                Vice President, Treasurer
                                                (Principal Financial and
                                                Accounting Officer)