Form 10-Q
period 1997-06-30
NSD BANCORP INC
filed 1997-08-14
CIK 898624

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                       OR

( )   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to
                                                         ----------   ---------

                       Commission File No.      0-22124
                                          --------------------

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

The number of shares outstanding of the Registrant's common stock as of July 31, 1997 was:

          Common Stock, $1.00 par value - 1,719,286 shares outstanding

                               NSD BANCORP, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1997

                                     INDEX

                                                                                                           PAGE
                                                                                                           ----
Part I -  Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheet - June 30, 1997
          and December 31, 1996                                                                               3

          Consolidated Statement of Income - For the Six and Three
          Months Ended June 30, 1997 and 1996                                                                 4

          Consolidated Statement of Cash Flows - For the Six
          Months Ended June 30, 1997 and 1996                                                                 5

          Notes to Consolidated Financial Statements                                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                 8

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                                   20

Item 1.  Financial Statements

                               NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                 JUNE 30,
                                                                                   1997             DECEMBER 31,
                                                                                (UNAUDITED)             1996
                                                                                -----------         ------------
ASSETS

Cash and Due From Banks                                                        $ 13,699,126         $ 12,493,654
Federal Funds Sold                                                                       --            8,400,000
Securities Available for Sale                                                    61,402,205           55,668,550
Securities Held to Maturity (Market Value of $7,127,688
    at June 30, 1997 and $9,563,505
    at December 31, 1996)                                                         6,936,722            9,316,952
Loans Available for Sale                                                          3,046,121            2,943,248
Loans, Net of Deferred Fees                                                     229,402,587          211,106,328
Unearned Income                                                                  (1,204,333)          (1,212,814)
Reserve for Loan Losses                                                          (2,746,810)          (2,578,504)
                                                                               ------------         ------------
    Loans, Net                                                                  228,497,565          210,258,258
Premises and Equipment, Net                                                       3,267,616            3,686,319
Accrued Interest Receivable                                                       2,241,982            1,992,396
Other Real Estate Owned and Assets
    Held for Sale                                                                   334,786              432,687
Other Assets                                                                      3,949,901            2,553,038
                                                                               ------------         ------------
TOTAL ASSETS                                                                   $320,329,903         $304,801,854
                                                                               ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-Interest Bearing                                                       $ 53,827,578         $ 50,341,084
    Interest Bearing                                                            213,544,183          210,645,721
                                                                               ------------         ------------
    Total Deposits                                                              267,371,761          260,986,805
Borrowed Funds:
    Repurchase Agreements                                                         1,975,304            1,911,184
    Short-Term Borrowings                                                        14,899,000            5,560,000
    Long-Term Borrowings                                                          1,000,000            4,000,000
                                                                               ------------         ------------
    Total Borrowed Funds                                                         17,874,304           11,471,184
Accrued Interest Payable                                                          4,800,489            4,551,792
Other Liabilities                                                                 1,707,857              471,820
                                                                               ------------         ------------
Total Liabilities                                                               291,754,411          277,481,601
Common Stock $1 Par Value; Authorized
    5,000,000 Shares, Issued and Outstanding 1,719,286                            1,719,286            1,637,630
Capital Surplus                                                                   8,389,237            6,266,182
Net Unrealized Holding Gains on Securities Available for Sale                     1,462,481            1,199,083
Retained Earnings                                                                17,004,488           18,217,358
                                                                               ------------         ------------
Total Shareholders' Equity                                                       28,575,492           27,320,253
                                                                               ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $320,329,903         $304,801,854
                                                                               ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                                NSD BANCORP, INC
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                     FOR THE SIX MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                  -------------------------------        ------------------------------
                                                      1997                1996              1997                1996
                                                  -----------         -----------        ----------          ----------
NET INTEREST INCOME

Loans, Including Fees                             $ 9,406,820         $ 8,469,930        $4,872,452          $4,297,867
Investment Securities:
  Taxable                                           1,811,702           1,331,844           936,849             740,230
  Tax-Exempt                                          258,719             393,536           117,925             192,753
  Dividends                                            58,130              51,800            28,278              31,866
Interest Bearing Deposits                               2,800               5,156             1,332               2,589
Federal Funds Sold                                     67,345             156,394            18,019              67,110
                                                  -----------         -----------        ----------          ----------

      Total Interest Income                        11,605,516          10,408,660         5,974,855           5,332,415

Interest on Deposits                                4,495,654           3,872,875         2,274,369           1,989,687
Interest on Borrowed Funds:
    Repurchase Agreements                              49,972              48,605            26,186              23,527
    Short-Term Borrowings                             313,407              35,687            33,185              (1,230)
    Long-Term Borrowings                               25,737             208,225           171,200             132,221
                                                  -----------         -----------        ----------          ----------

      Total Interest Expense                        4,884,770           4,165,392         2,504,940           2,144,205

Net Interest Income                                 6,720,746           6,243,268         3,469,915           3,188,210

Provision for Loan Losses                             330,000             300,000           180,000             150,000
                                                  -----------         -----------        ----------          ----------
Net Interest Income After
  Provision for Loan Losses                         6,390,746           5,943,268         3,289,915           3,038,210

OTHER INCOME

Net Investment Securities Gains                        94,931              72,206            94,521                (102)
Service Fees                                          331,198             339,935           173,616             168,508
Other Operating Income                                430,896             252,757           278,042              99,333
                                                  -----------         -----------        ----------          ----------

      Total Other Income                              857,025             664,898           546,179             267,739

OTHER EXPENSES

Salaries and Employee Benefits                      2,086,884           2,016,995         1,043,713           1,014,934
Occupancy Expense                                     385,307             399,544           184,270             198,870
Equipment and Supplies                                497,574             481,832           260,642             259,490
Data Processing                                       274,114             253,017           136,445             125,914
FDIC Insurance                                         27,067               1,000            19,110                 500
Advertising                                            82,607              97,330            57,590              70,408
Other Operating Expenses                            1,218,125             777,683           708,596             403,672
                                                  -----------         -----------        ----------          ----------

      Total Other Expenses                          4,571,678           4,027,401         2,410,366           2,073,788

Income Before Income Taxes                          2,676,093           2,580,765         1,425,728           1,232,161
Provision for Income Taxes                            839,000             750,569           441,080             356,330
                                                  -----------         -----------        ----------          ----------

NET INCOME                                        $ 1,837,093         $ 1,830,196        $  984,648          $  875,831
                                                  ===========         ===========        ==========          ==========


NET INCOME PER COMMON SHARE                       $      1.06         $      1.06        $     0.57          $     0.51
                                                  ===========         ===========        ==========          ==========

Common Dividends Declared and Paid Per Share      $      0.49         $      0.37        $     0.25          $     0.19
                                                  ===========         ===========        ==========          ==========

Weighted Average Shares Outstanding                 1,729,558           1,722,419         1,729,886           1,721,605
                                                  ===========         ===========        ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               NSD BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                            ------------------------------------
                                                                                1997                    1996
                                                                            ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $  1,837,093            $  1,830,196
Adjustments to Net Income:
    Provision for Loan Losses                                                    330,000                 300,000
    Gains on Investment Securities                                               (94,931)                (72,206)
    (Gain) Loss on Sale of Other Assets                                          (11,036)                  3,321
    Gain on Loan Sales                                                                --                 (14,614)
    Gain on Sale of Land                                                        (167,000)                     --
    Depreciation and Amortization                                                323,703                 235,082
    Net Premium Amortization and Discount
      Accretion on Investment Securities                                          44,391                 118,089
    (Increase) Decrease in Accrued Interest Receivable                          (249,586)               (149,923)
    Increase in Accrued Interest Payable                                         248,752                 352,456
    Increase in Other Assets                                                    (912,256)               (181,147)
    Deferred Loan Fees, Net                                                      (11,790)                (22,788)
    Increase in Other Liabilities                                                544,709                  28,829
                                                                            ------------            ------------

Net Cash Provided by Operating Activities                                      1,882,049               2,427,295
                                                                            ------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sales of Investment Securities Available for Sale            7,993,975               5,836,668
    Proceeds from Repayments and Maturities of Investment
        Securities Available for Sale                                          4,335,948               9,043,751
    Proceeds from Repayments and Maturities of Investment
        Securities Held to Maturity                                            2,390,000                 285,000
    Purchases of Investment Securities Available for Sale                    (17,621,813)            (23,417,970)
    Proceeds from Sales of Other Real Estate Owned                               185,259                      --
    Net Increase in Loans                                                    (18,557,518)            (16,736,837)
    Proceeds from Sales of Loans                                                      --               1,475,996
    Disposition (Aquisition) of Premises and Equipment, Net                      369,462                (154,478)
                                                                            ------------            ------------

Net Cash Used by Investing Activities                                        (20,904,687)            (23,667,870)
                                                                            ------------            ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase in Demand and Savings
      Deposit Accounts                                                         3,786,421              23,304,931
    Net Increase (Decrease) in Certificates of Deposit                         2,483,758              (1,688,497)
    Net Increase in Repurchase Agreements                                         64,120                  41,067
    Proceeds from Short-Term Borrowings                                        7,299,000                 960,000
    Proceeds from Long-Term Borrowings                                                --               4,000,000
    Repayments of Short-Term Borrowings                                         (960,000)             (2,000,000)
    Cash Dividends Paid in Lieu of Fractional Shares                              (6,026)                 (4,617)
    Cash Dividends Paid                                                         (839,163)               (639,497)
                                                                            ------------            ------------

Net Cash Provided by Financing Activities                                     11,828,110              23,973,387
                                                                            ------------            ------------

Increase (Decrease) in Cash and Cash Equivalents                              (7,194,528)              2,732,812
Cash and Cash Equivalents at Beginning of Year                                20,893,654              12,097,094
                                                                            ------------            ------------
Cash and Cash Equivalents at End of Period                                  $ 13,699,126            $ 14,829,906
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

2.  EARNINGS PER SHARE

    Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents in each period. Weighted average shares outstanding include common stock equivalents under NSD Bancorp, Inc.'s Employee Stock Option Plan and NSD Bancorp, Inc.'s Non-Employee Director Stock Option Plan. On May 27, 1997, the Corporation's Board of Directors declared a 5% common stock dividend payable on June 30, 1997 to shareholders of record on June 16, 1997. Earnings per share and dividends per share have been restated to reflect this dividend. The effect of the dividend increased shares outstanding by 81,656 shares and caused a transfer of $2,123,056 from retained earnings to capital surplus.

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

    In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for EPS. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share amounts.

    In February of 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," effective for financial statement for periods ending after December 15, 1997. This statement requires disclosure of rights and privileges of various securities outstanding. The Corporation will adopt the disclosure provisions of this statement for December 31, 1997.

    In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholders' equity except those resulting from investments and distributions to owners. The Corporation is currently evaluating the effect that implementation of this standard will have on its results of operation and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND Results of Operations

The following discussion is an analysis of NSD Bancorp, Inc.'s (the Corporation) financial condition and results of operations for the six months ended June 30, 1997, compared to the six months ended June 30, 1996.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1997, was $1,837,093, an increase of $6,897 from $1,830,196 for the six months ended June 30, 1996. Net interest income, net investment securities gains and other operating income increased $477,478, $22,725 and $178,139, respectively, for the six months ended June 30, 1997. Also contributing to net income were declines in occupancy expense of $14,237 and advertising expense of $14,273. These increases in income were partially offset by increases in the provision for loan losses of $30,000 and increases in salaries and employee benefits, equipment and supplies, data processing, FDIC insurance and other operating expenses of $69,889, $15,742, $21,097, $26,067 and $440,442 respectively, during the first six months of 1997. The Corporation's ROA for the first six months of 1997 was 1.21% compared to 1.36% for the first six months of 1996. ROE for the first six months of 1997 was 13.24% compared to 14.50% for the first six months of 1996.

Net income for the second quarter of 1997 was $984,648, an increase of $108,817 from $875,831 for the second quarter of 1996. This improvement in earnings is primarily the result of increases of $281,705, $94,623 and $178,709, respectively, in net interest income, net investment securities gains and other operating income over the prior year's second quarter. Partially offsetting these contributions to income during the three months ended June 30, 1997, were increases in the provision for loan losses of $30,000, salaries and employee benefits of $28,779, FDIC insurance of $18,610, other operating expenses of $304,324 and the provision for income taxes of $84,750.

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

Total interest income increased $1,196,856 during the six months ended June 30, 1997, as compared to the same period in 1996. This increase was due to a significant increase in average earning assets of $34,519,448 offset by a decrease in the yield on earning assets to 8.19% at June 30, 1997, from 8.39% at June 30, 1996. Average loans increased $30,054,234 to $219,651,888 at June 30, 1997. The average yield on loans decreased to 8.65% at June 30, 1997, compared to

9.00% at June 30, 1996. Average investment securities increased $7,705,137 while the average yield increased from 6.77% at June 30, 1996 to 6.87% at June 30, 1997. Interest expense increased $719,378 during the first six months of 1997 as a result of an increase in total interest-bearing funds of $30,030,393 coupled with an increase in the average cost of funds from 4.27% at June 30, 1996, to 4.36% at June 30, 1997. Average interest bearing deposits increased $26,218,030, mainly in the area of certificates of deposit and money market accounts. Average borrowed funds increased $3,812,363 at June 30, 1997, contributing an additional $96,599 in interest expense.

During the second quarter of 1997, interest income increased $642,440 as compared to the second quarter of 1996. Contributing to the increase in interest income was an increase in average earning assets of $33,933,926 offset by a decline in the yield on earning assets from 8.32% during the second quarter of 1996 to 8.18% during the second quarter of 1996. Average loans increased $32,420,707, offset by a decline in the average yield to 8.66% during the second quarter of 1997 compared to 8.92% during the second quarter of 1996. Average investments increased $5,415,964 during the three months ended June 30, 1997, and the average yield declined slightly to 6.70% during the second quarter of 1997 from 6.77% during the second quarter of 1996. Interest expense increased $360,735 during the second quarter of 1997 as a result of an increase in interest bearing funds of $27,935,015 coupled with an increase in the average cost of funds from 4.26% during the second quarter of 1996 to 4.37% during the second quarter of 1997. Average interest bearing deposits increased $22,665,471 during the second quarter, mainly in certificate of deposit accounts. Also increasing during the second quarter of 1997 were average borrowed funds by $5,269,543 contributing an additional $76,053 to interest expense.

The Corporation's net interest margin decreased from 5.11% and 5.04% for the six and three months ended June 30, 1996, respectively, to 4.80% and 4.79% for the six and three months ended June 30, 1997, respectively, resulting from a slight decrease in the yield on interest earning assets combined with an increase in the cost of funds of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses was $330,000 for the six months ended June 30, 1997, compared to $300,000 for the six months ended June 30, 1996. The Corporation's provision for loan losses was $180,000 for the second quarter of 1997 compared to $150,000 for the second quarter of 1996. This increase is largely related to an increase in the average loans outstanding during the first six months of 1997. The Corporation had net charge-offs of $161,694 during the first six months of 1997 compared to net charge-offs of $415,379 during the first six months of 1996. This change is primarily the result of a charge-off during the first six months of 1996 of commercial loans related to one borrower.

The Corporation's net charge-offs by loan type and changes in the reserve for loan losses were as follows:



                                                                               FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                          1997                   1996
                                                                       ----------             ----------
Reserve for Loan Losses at Beginning of Year                           $2,578,504             $2,676,362
Charge-Offs:
    Commercial, Financial and Agricultural Loans                               --                312,571
    Real Estate Mortgage Loans                                             29,932                     --
    Installment Loans                                                     158,413                132,041
    Lease Financing                                                        32,638                 35,994
                                                                       ----------             ----------
        Total Charge-Offs                                                 220,983                480,606
Recoveries:
    Commercial, Financial and Agricultural Loans                           36,870                  1,522
    Real Estate Mortgage Loans                                                900                    900
    Installment Loans                                                      21,519                 62,805
        Total Recoveries                                                   59,289                 65,227
                                                                       ----------             ----------
Net Charge-Offs                                                           161,694                415,379
Provision for Loan Losses                                                 330,000                300,000
                                                                       ----------             ----------
Reserve for Loan Losses at End of Period                               $2,746,810             $2,560,983
                                                                       ==========             ==========


OTHER INCOME

Other income increased $192,127 from $664,898 for the six months ended June 30, 1996, to $857,025 for the six months ended June 30, 1977. Net gains recognized upon the sale of certain marketable equity securities available for sale increased $22,725 during the first six months of 1997 compared to the same period in 1996. Service fees declined to $331,198 for the first six months of 1997, from $339,935 for the first six months of 1996. Of this decrease, $5,036 and $2,484 was attributable to declines in savings account service charges and account research fees, respectively. Other operating income increased $178,139 to $430,896 for the six months ended June 30, 1997. This increase is primarily due to a $167,000 gain recognized upon the sale of land owned by the Bank during the second quarter of 1997. The property was sold upon the exercise of a third party's option, expiring by the end of the second quarter in 1997, to purchase the property. In addition, increases in checkbook commission and MAC fees of $8,332 and $3,391, respectively, contributed to the overall increase in other income for the six months ended June 30, 1997.

Other income increased $278,440 during the second quarter, from $267,739 in 1996 to $546,179 in 1997. An increase in net investment securities gains of $94,521 for the three months ended June 30, 1997, compared to net losses of $102 for the same period in 1996 contributed to the increase. In addition, service fees increased $5,108 primarily due to improved NSF fee penetration. Other operating income increased $178,709 for the three months ended June 30, 1997, compared to the same period in 1996. This increase is largely the result of the $167,000 gain on the sale of land during the second quarter, as previously discussed. Slight increases in several other income sources, none of which individually is considered material, comprised the remainder of the increase.


OTHER EXPENSES

Total other expenses for the first six months of 1997 increased $544,277 to $4,571,678 from $4,027,401 for the first six months of 1996. Salaries and employee benefits increased $69,889, which is attributable to normal salary and benefit increases and additional staffing to support the growth of the Corporation.

Occupancy expense decreased $14,237, primarily due to a $16,125 reduction in building maintenance costs related to nonrecurring projects scheduled during the first half of 1996. Also contributing to this decrease was a decline in property taxes of $20,803 offset by an increase in rent expense of $25,385 related to the addition of the Bank's downtown branch office in December of 1996. Equipment and supplies expense increased $15,742 due to an increase in depreciation expense of $16,987 related to replacement and upgrading of existing equipment during the first six months of 1997. An increase in equipment rental expense of $16,442 also contributed to the increase as the Corporation replaced capitalized photocopy machines with leased equipment during 1996. A reduction in equipment repairs of $20,418 due to nonrecurring expenses recognized during the first six months of 1996, partially offset these increases. Data processing expense increased $21,097 largely due to costs incurred during conversion of acquired branch deposits and with the significant increase in item volume processing resulting from deposit and loan account growth. FDIC insurance expense increased $26,067 as the Federal Deposit Insurance Corporation levied additional assessments on the deposits of all banks insured by its Bank Insurance Fund and also due to premiums on acquired SAIF insured deposits. Advertising expense decreased $14,723 to $82,607 from $97,330 for the same period in 1996. Other operating expenses increased to $1,218,125 for the first six months of 1997, up from $777,683. A significant portion of this increase is attributable to $263,000 in unrecoverable charges recognized from transactions with one of NorthSide Bank's merchant credit card customers. Although additional losses may be incurred, it is anticipated that any future charges, related to this customer, will not have a material effect on the Corporation's financial results. Also contributing to the increase in other operating expenses was an increase in deposit premium amortization expense of $71,634 related to deposits acquired from another financial institution in December, 1996. Asset recovery expense increased $22,917 as additional costs were incurred in the process of resolving several individual workout situations during the first half of 1997. In addition, increases in postage, telephone and legal expenses of $13,369, $13,951 and $14,167, respectively, contributed to the overall increase in other operating expenses for the six months ended June 30, 1997, compared to the same period in 1996.

Total other expenses increased $336,578 during the second quarter, from $2,073,788 in 1996 to $2,410,366 in 1997. Salaries and employee benefits increased due to normal salary and benefit increases and additional staffing to support the growth of the Corporation. Occupancy expense decreased $14,600 largely due to a $15,667 reduction in building maintenance costs related nonrecurring projects scheduled during the second quarter of 1996. Also, a decrease in property tax expense of $7,429 was offset by an increase in rent expense of $10,401 related to the operation of an additional branch office opened in December of 1996. A $21,148 decrease in equipment repair expense related to nonrecurring expenses incurred in the second quarter of 1996 was offset by an increase in depreciation expense of $14,289 and equipment rent of $8,356. Data processing expense increased to $136,445 during the three months ended June 30, 1997, from $125,914 for the same period in 1996 in conjunction with an increase in the volume of items processed resulting from deposit and loan growth. FDIC insurance expense increased as the Federal Deposit Insurance Corporation levied additional assessments on the deposits of all banks insured by its Bank Insurance Fund and also due to assessments related to SAIF insured deposits acquired in December of 1996. Advertising expense decreased $12,818 to $57,590 for the second quarter of 1997, from $70,408 for the same period in 1996.

Other operating expenses increased to $708,596 during the three months ended June 30, 1997, from $403,672 during the three months ended June 30, 1996. A significant portion of this increase is due to $213,000 in unrecoverable charges, as previously discussed, recognized during the second quarter of 1997, from transactions with one of NorthSide Bank's merchant credit card customers. An increase in deposit premium amortization expense of $31,650 was related to the premium paid on deposits acquired in December of 1996. Also contributing to the overall increase in other operating expense was an additional $10,656 in legal expenses largely incurred in the process of pursuing a resolution to the merchant credit transactions described above and other asset recovery matters.


INCOME TAXES

The Corporation recorded an income tax provision of $839,000 for the six months ended June 30, 1997, compared to $750,569 for the six months ended June 30, 1996. This increase in the tax provision during the first six months of 1997 is the result of a reduction in interest earned on tax free earning assets and an increase in pre-tax earnings. The Corporation recorded an income tax provision of $441,080 and $356,330 for the three months ended June 30, 1997, and 1996, respectively. This increase was also due to a reduction in tax-free interest earned on assets offset by an increase in pre-tax earnings.

FINANCIAL CONDITION

The Corporation's total assets were $320,329,903 at June 30, 1997, an increase of $15,528,049 from December 31, 1996. The purchase of securities available for sale resulted in an increase of $5,733,655 at June 30, 1997. The maturity and call of investment securities held to maturity resulted in a decline of $2,435,817. Net loans increased $18,239,307, from $210,258,258 at December 31,
1996 to $228,497,565 at June 30, 1997. Cash and due from banks increased 1,205,472 and federal funds sold decreased $8,400,000 at June 30, 1997.

INVESTMENT SECURITIES

Investment securities available for sale increased $5,733,655. This is the result of the purchase of $17,621,813 in securities offset by the sales, maturities or calls of $12,329,923 in securities.

A summary of investment securities available for sale is as follows:



                                                                              JUNE 30, 1997
                                                   -------------------------------------------------------------------
                                                                            GROSS UNREALIZED
                                                                                 HOLDING
                                                    AMORTIZED         ----------------------------            FAIR
                                                       COST              GAINS             LOSSES             VALUE
                                                   -----------        ----------          --------         -----------
U.S. Treasury Securities                           $ 9,197,554        $   19,936          $  4,052         $ 9,213,438
Obligations of U.S. Government Agencies             24,490,581            94,707           129,476          24,455,812
Mortgage-Backed Securities                          23,444,501            94,402            79,283          23,459,620
Obligations of State and Political                     544,951             4,062                --             549,013
Subdivisions
Marketable Equity Securities                         1,508,737         2,215,585                --           3,724,322
                                                   -----------        ----------          --------         -----------
                                                   $59,186,324        $2,428,692          $212,811         $61,402,205
                                                   ===========        ==========          ========         ===========

                                                                               DECEMBER 31, 1996
                                                   -------------------------------------------------------------------
                                                                            GROSS UNREALIZED
                                                                                 HOLDING
                                                    AMORTIZED         ----------------------------            FAIR
                                                       COST              GAINS             LOSSES             VALUE
                                                   -----------        ----------          --------         -----------
U.S. Treasury Securities                           $ 9,195,877        $   43,413          $  2,854         $ 9,236,436
Obligations of U.S. Government Agencies             25,403,448            68,571           190,325          25,281,694
Mortgage-Backed Securities                          17,160,596            71,578           110,330          17,121,844
Obligations of State and Political                     719,948             4,556             1,682             722,822
Subdivisions
Marketable Equity Securities                         1,377,143         1,928,611                --           3,305,754
                                                   -----------        ----------          --------         -----------
                                                   $53,857,012        $2,116,729          $305,191         $55,668,550
                                                   ===========        ==========          ========         ===========


A summary of investment securities held to maturity is as follows:


                                                                                JUNE 30, 1997
                                                   -------------------------------------------------------------------
                                                                            GROSS UNREALIZED
                                                                                 HOLDING
                                                    AMORTIZED         ----------------------------            FAIR
                                                       COST              GAINS             LOSSES             VALUE
                                                   -----------        ----------          --------         -----------
Obligations of State and Political                  $6,686,722         $190,966                 --          $6,877,688
Subdivisions
Corporate Bonds                                        250,000               --                 --             250,000
                                                    ----------         --------           --------          ----------
                                                    $6,936,722         $190,966                 --          $7,127,688
                                                    ==========         ========           ========          ==========


                                                                              DECEMBER 31, 1996
                                                   -------------------------------------------------------------------
                                                                            GROSS UNREALIZED
                                                                                 HOLDING
                                                    AMORTIZED         ----------------------------            FAIR
                                                       COST              GAINS             LOSSES             VALUE
                                                   -----------        ----------          --------         -----------
Obligations of State and Political                  $9,066,952         $246,553                 --          $9,313,505
Subdivisions
Corporate Bonds                                        250,000               --                 --             250,000
                                                    ----------         --------            -------          ----------
                                                    $9,316,952         $246,553                 --          $9,563,505
                                                    ==========         ========            =======          ==========

LOANS

Loans available for sale increased to $3,046,121 at June 30, 1997, up from $2,943,248 at December 31, 1996. At June 30, 1997, loans classified as available for sale were comprised entirely of student loans. Loans, net of deferred fees, increased to $229,402,587 at June 30, 1997. This increase was primarily achieved through increased sales calling efforts in small business and indirect automobile sectors during the first six months of 1997. Consumer loans to individuals and commercial, financial and agricultural loans increased $11,785,587 and $9,316,553, respectively, at June 30, 1997. Nonaccrual loans increased to $1,319,640 at June 30, 1997, from $1,234,467 at December 31, 1996.

The composition of loans is shown in the following table:

                                                      JUNE 30,              DECEMBER 31,              INCREASE
                                                        1997                    1996                 (DECREASE)
                                                    ------------------------------------------------------------
Consumer Loans to Individuals                       $ 91,893,432            $ 80,107,845             $11,785,587
Mortgage
    Non-Residential                                   10,751,173              11,636,798                (885,625)
    Residential                                       54,422,054              56,641,022              (2,218,968)
Commercial, Financial and Agricultural                57,542,275              48,225,722               9,316,553
Lines of Credit                                        5,623,989               5,433,560                 190,429
Lease Financing                                        8,260,018               8,248,698                  11,320
Nonaccrual Loans                                       1,319,640               1,234,467                  85,173
                                                    ------------            ------------             -----------
                                                     229,812,581             211,528,112              18,284,469
Deferred Fees                                           (409,994)               (421,784)                 11,790
                                                    ------------            ------------             -----------
                                                    $229,402,587            $211,106,328             $18,296,259
                                                    ============            ============             ===========

A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At June 30, 1997, the Corporation's recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $571,303 compared to $650,673 at December 31, 1996. The corresponding reserve for loan losses was $113,298 at June 30, 1997, compared to $154,194 at December 31, 1996. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $631,824 during the first six months of 1997. All loans considered impaired at June 30, 1997 were on nonaccrual status, therefore, the Corporation did not recognize any interest on impaired loans during the first six months of 1997. There was no interest income related to impaired loans recognized on the cash basis during the six months ended June 30, 1997. There was no additional reserve required for impaired loans during the first six months of 1997.

NON-PERFORMING ASSETS

Non-performing assets decreased from $1,667,154 at December 31, 1996 to $1,654,426 at June 30, 1997, due to an increase in nonaccrual loans of $85,173 and an increase in other assets held for sale of $91,948 offset by a decrease in other real estate owned of $189,849.

The following table presents the composition of non-performing assets and past due loans:


                                                            JUNE 30,             DECEMBER 31,
                                                              1997                   1996
                                                           ----------            ------------
Nonaccrual Loans                                           $1,319,640              $1,234,467
Other Real Estate Owned                                       182,133                 371,982
Other Assets Held For Sale                                    152,653                  60,705
                                                           ----------              ----------
    Total Non-Performing Assets                             1,654,426               1,667,154
Loans Past Due 90 Days or More and Still
Accruing                                                    1,093,577                 615,466
                                                           ----------              ----------
    Total Non-Performing Assets and Past Due
Loans                                                      $2,748,003              $2,282,620
                                                           ==========              ==========

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at June 30, 1997 was $2,746,810 or 1.19% of total loans compared to $2,578,504 or 1.33% of total loans at December 31, 1996. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following table details the activity in the loan loss reserve for the six months ended June 30, 1997 and 1996.

                                         FOR THE SIX MONTHS ENDED
                                                 JUNE 30,
                                        1997                  1996
                                     ----------            ----------
Beginning Balance                    $2,578,504            $2,676,362
Provision                               330,000               300,000
Net Charge-Off                          161,694               415,379
                                     ----------            ----------
Ending Balance                       $2,746,810            $2,560,983
                                     ==========            ==========
Loan Loss Reserve to Loans                 1.19%                 1.27%

LIABILITIES

Total liabilities were $291,754,411 at June 30, 1997, an increase of $14,272,810 from $277,481,601 at December 31, 1996. The increase in total liabilities was primarily the result of a $3,486,494 increase in non-interest bearing deposits, a $2,898,462 increase in interest-bearing deposits and a $6,403,120 increase in borrowings at June 30, 1997 compared to December 31, 1996.

DEPOSITS

Total deposits increased $6,384,956 from $260,986,805 at December 31, 1996 to $267,371,761 at June 30, 1997. Specific product promotions during the first six months of 1997, resulted in an increase in interest-bearing deposits and non-interest-bearing deposits of $2,898,462 and $3,486,494, respectively.

The composition of deposits is shown in the following table:


                                                   JUNE 30,               DECEMBER 31,                INCREASE
                                                     1997                     1996                   (Decrease)
                                                 ------------            ------------               -----------
Non-Interest Bearing Demand Deposits             $ 53,827,578            $ 50,341,084               $ 3,486,494
Interest Bearing Demand Deposits                   27,065,485              29,601,513                (2,536,028)
Savings Deposits                                   38,426,469              38,177,186                   249,283
Money Market Deposit Accounts                      52,583,494              50,280,413                 2,303,081
Time Deposits > $100,000                           11,964,978              11,230,900                   734,078
Time Deposits < $100,000                           83,503,757              81,355,709                 2,148,048
                                                 ------------            ------------               -----------
                                                 $267,371,761            $260,986,805               $ 6,384,956
                                                 ============            ============               ===========

REPURCHASE AGREEMENTS

Repurchase agreements increased from $1,911,184 at December 31, 1996 to $1,975,304 at June 30, 1997. Securities sold under agreement to repurchase were U.S. Treasury securities. Such agreements mature within 30 to 90 days.

BORROWED FUNDS

At June 30, 1997, the Corporation had outstanding borrowings of $15,899,000, of which $1,299,000 were fed funds purchased. The remainder were borrowed by the Corporation as part of a community investment program to finance mortgage loans to lower income borrowers and for specific asset-liability management strategies. Borrowings are collateralized by qualifying securities and loans. These advances are subject to restrictions or penalties related to prepayments. Of the $14,600,000 in advances, $13,600,000 will mature within 12 months.

SHAREHOLDERS EQUITY

Consolidated shareholders' equity increased $1,255,239 from $27,320,253 at December 31, 1996 to $28,575,492 at June 30, 1997. This increase is the result of the retention of earnings offset by dividends paid to shareholders and a increase in the net unrealized holding gains on securities available for sale.

The Corporation continues to maintain a strong capital position in excess of current regulatory requirements. The Corporation's tier I risk-based capital ratio at June 30, 1997 was 11.89% compared to 12.41% at December 31, 1996. The Corporation's total risk-based capital ratio at June 30, 1997 was 13.13% compared to 13.66% at December 31, 1996. Regulatory requirements for tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Operating activities provided net cash of $1,882,049 during the first six months of 1997 compared to $2,427,295 during the first six months of 1996. The primary source of operating cash flows are net income adjusted for the effect of noncash expenses such as the provision for loan losses and depreciation.

Investing activities used net cash of $20,904,687 during the first six months of 1997 compared to $23,667,870 during the first six months of 1996. The first six months of 1997 provided cash by sales, repayments, and maturities of investment securities and used cash by reinvesting in investment securities available for sale. Cash was also used to fund the net increase in loan volume and purchase of premises and equipment. Proceeds from the sale of loans during the first half of 1996 provided cash, while a net increase in loans and net purchases of premises and equipment used cash.

Financing activities provided net cash of $11,828,110 during the first half of 1997 compared to $23,973,387 during the first half of 1996. During the first six months of 1997, cash was provided by an increase in certificate of deposit accounts and non-interest demand deposit accounts resulting from specific product promotions. Cash was also provided by short term borrowings and repurchase agreements and used by repayment of maturing short term borrowings and cash dividends paid to shareholders. During the first six months of 1996, cash was provided by an increase in money market deposit accounts resulting from the offering of a new deposit product. Cash was also provided by an increase in certificates of deposit and repurchase agreements and used by cash dividends paid to shareholders.

PART II - OTHER INFORMATION

Items 1-3. Not applicable pursuant to the instructions to Part II.

Item 4.    Submission of Matters for a Vote of Security Holders

         An annual meeting of shareholders of the Corporation was held on April 22, 1997, for the purpose of (a) electing five directors, (b) ratifying the appointment of Coopers & Lybrand, L.L.P., Certified Public Accountants, as independent auditors and accountants for the Corporation.

         All five nominees were elected and the votes for and against/ withheld were as follows:

                                     AGGREGATE VOTES


               NOMINEE             FOR         AGAINST/WITHHELD
               -------             ---         ----------------
     William R. Baierl          1,347,808               815
     Grant A. Colton, Jr.       1,347,273             1,350
     L. R. Gaus                 1,347,864               759
     Polly B. Lechner           1,347,864               759
     Arthur J. Rooney, II       1,322,669            25,954

         The appointment of Coopers & Lybrand, L.L.P., as independent auditors and accountant was ratified with a vote of 1,346,940 for and 1683 against, withhold or abstaining.

         With respect to the above matters, each holder of the Corporation's common stock was entitled to one vote per share. The number of shares of Common Stock outstanding and entitled to vote as of March 11, 1997, the record date was 1,631,845.

Item 5.    Not applicable pursuant to the instructions to Part II.

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



                                                    NSD BANCORP, INC.
                                              -----------------------------
                                                       (Registrant)





Dated:  August 14, 1997                       /s/ Lloyd G. Gibson
                                              -----------------------------
                                              Lloyd G. Gibson
                                              President and Chief
                                              Executive Officer




Dated:  August 14, 1997                       /s/ James P. Radick
                                              -----------------------------
                                              James P. Radick
                                              Vice President, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)