Form 10-Q
period 1997-09-30
NSD BANCORP INC
filed 1997-11-14
CIK 898624

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from          to
                                                        ---------   ---------

                           Commission File No.    0-22124
                                               -------------

                                NSD Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Commonwealth of Pennsylvania                          25-1616814
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

        5004 McKnight Road, Pittsburgh, Pennsylvania      15237
        --------------------------------------------    ----------
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

                                NSD BANCORP, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1997

                                      INDEX

                                                                      Page
                                                                      ----
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet - September 30, 1997
         and December 31, 1996                                        3

         Consolidated Statement of Income - For the Nine and Three

         Months Ended September 30, 1997 and 1996                     4

         Consolidated Statement of Cash Flows - For the Nine

         Months Ended September 30, 1997 and 1996                     5

         Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8

Part II - Other Information                                          20

Item 6.  Exhibits and Reports on Form 8-K                            21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                NSD BANCORP, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                       1997          December 31,
ASSETS                                                              (UNAUDITED)          1996
                                                                  --------------     -------------
Cash and Due From Banks                                           $  13,486,175      $  12,493,654
Federal Funds Sold                                                           --          8,400,000
Securities Available for Sale                                        57,002,436         55,668,550
Securities Held to Maturity (Market Value of $6,303,308
    at September 30, 1997 and $9,563,505
    at December 31, 1996)                                             6,117,899          9,316,952
Loans Available for Sale                                              3,227,134          2,943,248
Loans, Net of Deferred Fees                                         230,593,568        211,106,328
Unearned Income                                                      (1,213,915)        (1,212,814)
Reserve for Loan Losses                                              (2,911,996)        (2,578,504)
                                                                  -------------      -------------
    Loans, Net                                                      229,694,791        210,258,258
Premises and Equipment, Net                                           3,203,932          3,686,319
Accrued Interest Receivable                                           2,009,983          1,992,396
Other Real Estate Owned and Assets
    Held for Sale                                                       276,837            432,687
Other Assets                                                          3,572,320          2,553,038
                                                                  -------------      -------------
TOTAL ASSETS                                                      $ 315,364,373      $ 304,801,854
                                                                  =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-Interest Bearing                                          $  48,503,724      $  50,341,084
    Interest Bearing                                                210,939,843        210,645,721
                                                                  -------------      -------------
    Total Deposits                                                  259,443,567        260,986,805
Borrowed Funds:
    Repurchase Agreements and Fed Funds Purchased                             0          1,911,184
    Short-Term Borrowings                                            16,000,000          5,560,000
    Long-Term Borrowings                                              4,000,000          4,000,000
                                                                  -------------      -------------
    Total Borrowed Funds                                             20,000,000         11,471,184
Accrued Interest Payable                                              4,763,560          4,551,792
Other Liabilities                                                     1,770,322            471,820
                                                                  -------------      -------------
Total Liabilities                                                   285,977,449        277,481,601
Common Stock $1 Par Value; Authorized
    5,000,000 Shares, Issued and
    Outstanding 1,719,286                                             1,719,286          1,637,630
Capital Surplus                                                       8,389,237          6,266,182
Net Unrealized Holding Gains on Securities Available for Sale         1,738,273          1,199,083
Retained Earnings                                                    17,540,128         18,217,358
                                                                  -------------      -------------
Total Shareholders' Equity                                           29,386,924         27,320,253
                                                                  -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 315,364,373      $ 304,801,854
                                                                  =============      =============

                 The accompanying notes are an integral part of these
                    consolidated financial statements.

                                NSD BANCORP, INC
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                     For the Nine Months Ended      For the Three Months Ended
                                                          Septmeber 30,                     September 30,
NET INTEREST INCOME                                  -------------------------      --------------------------
                                                      1997              1996           1997            1996
                                                      ----              ----           ----            ----
Loans, Including Fees                               $14,450,589     $12,931,942     $5,043,769     $4,462,012
Investment Securities:
  Taxable                                             2,754,708       2,087,305        943,006        755,461
  Tax-Exempt                                            361,376         576,111        102,657        182,575
  Dividends                                              88,811          70,294         30,681         18,494
Interest Bearing Deposits                                 3,790           6,772            989          1,616
Federal Funds Sold                                       70,917         195,652          3,574         39,258
                                                    -----------     -----------     ----------     ----------

      Total Interest Income                          17,730,191      15,868,076      6,124,676      5,459,416

Interest on Deposits                                  6,827,199       5,950,957      2,331,546      2,078,083
Interest on Borrowed Funds:
    Repurchase Agreements                               149,137          72,135         99,165         23,530
    Short-Term Borrowings                               157,332          49,154        123,347          3,529
    Long-Term Borrowings                                317,863         334,966         12,704        136,678
                                                    -----------     -----------     ----------     ----------

      Total Interest Expense                          7,451,531       6,407,212      2,566,762      2,241,820

Net Interest Income                                  10,278,660       9,460,864      3,557,914      3,217,596

Provision for Loan Losses                               525,000         450,000        195,000        150,000
                                                    -----------     -----------     ----------     ----------
Net Interest Income After Provision for Loan Losses   9,753,660       9,010,864      3,362,914      3,067,596

OTHER INCOME

Net Investment Securities Gains                          95,803          74,885            872          2,679
Service Fees                                            515,384         501,993        184,186        162,058
Other Operating Income                                  567,178         360,792        136,282        108,035
                                                    -----------     -----------     ----------     ----------

      Total Other Income                              1,178,365         937,670        321,340        272,772

OTHER EXPENSES

Salaries and Employee Benefits                        3,144,669       3,041,323      1,057,785      1,024,328
Occupancy Expense                                       583,716         584,209        198,408        184,665
Equipment and Supplies                                  760,096         748,277        262,523        266,445
Data Processing                                         410,150         380,332        136,035        127,315
FDIC Insurance                                           38,201           1,500         11,134            500
Advertising                                             116,152         147,569         55,320         51,101
Other Operating Expenses                              1,728,734       1,190,561        488,835        412,016
                                                    -----------     -----------     ----------     ----------

      Total Other Expenses                            6,781,718       6,093,771      2,210,040      2,066,370

Income Before Income Taxes                            4,150,307       3,854,763      1,474,214      1,273,998
Provision for Income Taxes                            1,347,750       1,134,155        508,750        383,586
                                                    -----------     -----------     ----------     ----------

NET INCOME                                          $ 2,802,557     $ 2,720,608     $  965,464     $  890,412
                                                    ===========     ==========     ==========      ==========


NET INCOME PER COMMON SHARE                               $1.62           $1.58          $0.56          $0.52
                                                    ===========     ===========     ==========     ==========

Common Dividends Declared and Paid Per Share              $0.74           $0.39          $0.25          $0.20
                                                    ===========     ===========     ==========     ==========

Weighted Average Shares Outstanding                   1,730,271       1,722,530      1,735,198      1,722,656
                                                    ===========     ===========     ==========     ==========


                 The accompanying notes are an integral part of these
                    consolidated financial statements.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For The Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                           1997           1996
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            $  2,802,557    $  2,720,608
Adjustments to Net Income:
    Provision for Loan Losses                                              525,000         450,000
    Gains on Investment Securities                                         (95,803)        (74,884)
    Loss on Sale of Other Assets                                             3,965           3,321
    Gain on Loan Sales                                                          --         (14,614)
    Gain on Sale of Land                                                  (167,000)             --
    Depreciation and Amortization                                          482,835         358,297
    Net Premium Amortization and Discount
      Accretion on Investment Securities                                    42,987         139,685
    (Increase) in Accrued Interest Receivable                              (17,587)        (51,523)
    Increase in Accrued Interest Payable                                   211,822         162,791
    Increase in Other Assets                                              (889,807)       (365,407)
    Deferred Loan Fees, Net                                                (12,363)        (33,572)
    Increase in Other Liabilities                                          556,412         236,373
                                                                      ------------    ------------

Net Cash Provided by Operating Activities                                3,443,018       3,531,075
                                                                      ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sales of Investment Securities Available for Sale      9,960,691      10,700,412
    Proceeds from Repayments and Maturities of Investment
        Securities Available for Sale                                   12,568,226      11,077,814
    Proceeds from Repayments and Maturities of Investment
        Securities Held to Maturity                                      3,185,000         905,000
    Purchases of Investment Securities Available for Sale              (23,000,897)    (29,675,018)
    Proceeds from Sales of Other Real Estate Owned                         185,259              --
    Net Increase in Loans                                              (19,949,169)    (22,868,891)
    Proceeds from Sales of Loans                                                --       1,475,996
    Disposition (Aquisition) of Premises and Equipment, Net                489,828        (258,612)
                                                                      ------------    ------------

Net Cash Used by Investing Activities                                  (16,561,062)    (28,643,299)
                                                                      ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net (Decrease) Increase in Demand and Savings
      Deposit Accounts                                                  (3,121,278)     26,959,350
    Net Increase (Decrease) in Certificates of Deposit                   1,578,040      (2,380,666)
    Net (Decrease) Increase in Repurchase Agreements                    (1,911,184)         80,929
    Proceeds from Short-Term Borrowings                                 20,500,000         960,000
    Proceeds from Long-Term Borrowings                                   3,000,000       4,000,000
    Repayments of Short-Term Borrowings                                (13,060,000)     (2,780,000)
    Cash Dividends Paid in Lieu of Fractional Shares                        (6,026)         (4,617)
    Cash Dividends Paid                                                 (1,268,987)       (967,025)
                                                                      ------------    ------------

Net Cash Provided by Financing Activities                                5,710,565      25,867,971
                                                                      ------------    ------------

(Decrease) Increase in Cash and Cash Equivalents                        (7,407,479)        755,747
Cash and Cash Equivalents at Beginning of Year                          20,893,654      12,097,094
                                                                      ------------    ------------
Cash and Cash Equivalents at End of Period                            $ 13,486,175    $ 12,852,841
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

     In December of 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of FAS 125 by one year to January 1, 1998, for certain transfer transactions including repurchase agreements, dollar roll, securities lending and similar arrangements. SFAS No. 127 also delays by one year the provisions of SFAS No. 125 for recognition of collateral by secured parties in conjunction with secured borrowings. The Corporation is currently evaluating the effect that implementation of these standards will have on its results of operations and financial position.

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

     In February of 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," effective for financial statement for periods ending after December 15, 1997. This statement requires disclosure of rights and privileges of various securities outstanding. The Corporation will adopt the disclosure provisions of this statement for the year ending December 31, 1997.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the Corporation) financial condition and results of operations for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1997, was $2,802,557, an increase of $81,949 from $2,720,608 for the nine months ended September 30, 1996. Net interest income, net investment securities gains, service fees and other operating income increased $817,796, $20,918, $13,391 and $206,386, respectively, for the nine months ended September 30, 1997. Also contributing to net income were declines in occupancy expense of $493 and advertising expense of $31,417. These additional contibutions to income were partially offset by increases in the provision for loan losses of $75,000 and increases in salaries and employee benefits, equipment and supplies, data processing, FDIC insurance, other operating expenses, and the provision for income taxes of $103,346, $11,819, $29,818, $36,701, $538,173 and $213,595, respectively, during the first nine months of 1997. The Corporation's ROA for the first nine months of 1997 was 1.23% compared to 1.32% for the first nine months of 1996. ROE for the first nine months of 1997 was 13.49% compared to 14.19% for the first nine months of 1996.

Net income for the third quarter of 1997 was $965,464, an increase of $75,052 from $890,412 for the third quarter of 1996. This improvement in earnings is primarily the result of increases of $340,318, $22,128 and $28,247, respectively, in net interest income, service fees and other operating income over the prior year's third quarter. Partially offsetting these contributions to income during the three months ended September 30, 1997, was a decrease in net investment securities gains of $1,807 and increases in the provision for loan losses of $45,000, salaries and employee benefits of $33,457, FDIC insurance of $10,634, other operating expenses of $76,819 and the provision for income taxes of $125,164.

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

Total interest income increased $1,796,288 during the nine months ended September 30, 1997, as compared to the same period in 1996. This increase was due to a significant increase in average earning assets of $32,716,994 offset by a decrease in the yield on earning assets to 8.20% at September 30, 1997, from 8.30% at September 30, 1996. Average loans increased $28,703,580 to $223,786,904 at September 30, 1997. The average yield on loans decreased to 8.64% at

September 30, 1997, compared to 8.87% at September 30, 1996. Average investment securities increased $7,079,696 while the average yield increased from 6.80% at September 30, 1996 to 6.83% at September 30, 1997. Interest expense increased $1,044,319 during the first nine months of 1997 as a result of an increase in total interest-bearing funds of $24,197,862 coupled with an increase in the average cost of funds from 4.21% at September 30, 1996, to 4.38% at September 30, 1997. Average interest bearing deposits increased $20,393,810 mainly in the area of certificates of deposit and money market accounts. Average borrowed funds increased $3,804,052 at September 30, 1997, contributing an additional $168,078 in interest expense.

During the third quarter of 1997, interest income increased $594,547 as compared to the third quarter of 1996. Contributing to the increase in interest income was an increase in average earning assets of $29,457,116 offset by a decline in the yield on earning assets from 8.21% during the third quarter of 1996 to 8.17% during the third quarter of 1997. Average loans increased $26,103,246 while the yield on loans for both the third quarter of 1997 and 1996 was 8.63%. Average investments increased $6,096,271 during the three months ended September 30, 1997, and the average yield declined to 6.60% during the third quarter of 1997 from 6.77% during the third quarter of 1996. Interest expense increased $324,942 during the third quarter of 1997 as a result of an increase in interest bearing funds of $22,438,341 coupled with an increase in the average cost of funds from 4.30% during the third quarter of 1996 to 4.43% during the third quarter of 1997. Average interest bearing deposits increased $18,639,756 during the third quarter, mainly in certificate of deposit and money market accounts. Also increasing during the third quarter of 1997 were average borrowed funds by $3,798,585 contributing an additional $71,479 to interest expense.

The Corporation's net interest margin decreased from 5.02% for the nine months ended September 30, 1996 to 4.80% for the same period of 1997. This was caused by a decrease in the yield on interest bearing assets combined with an increase in the cost of funds of interest-bearing liabilities. Net interest margin for the third quarter of 1997 decreased to 4.80% from 4.90% for the third quarter of 1996. This decrease was predominantly due to an increase in the yield on cost of funds and a decline in the yield on interest-bearing assets.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses was $525,000 for the nine months ended September 30, 1997, compared to $450,000 for the nine months ended September 30, 1996. The Corporation's provision for loan losses was $195,000 for the third quarter of 1997 compared to $150,000 for the third quarter of 1996. This increase is largely related to an increase in the average loans outstanding during the first nine months of 1997. The Corporation had net charge-offs of $191,508 during the first nine months of 1997 compared to net charge-offs of $718,467 during the first nine months of 1996. This change is primarily the result of a charge-off during the first nine months of 1996 of commercial loans related to one borrower.

The Corporation's net charge-offs by loan type and changes in the reserve for loan losses were as follows:

                                                     FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                      1997        1996
                                                   ----------   ----------
Reserve for Loan Losses at Beginning of Year       $2,578,504   $2,676,362
Charge-Offs:
    Commercial, Financial and Agricultural Loans       23,338      546,426
    Real Estate Mortgage Loans                         29,932           --
    Installment Loans                                 214,257      213,884
    Lease Financing                                    37,268       35,994
                                                   ----------   ----------
        Total Charge-Offs                             304,795      796,304
Recoveries:
    Commercial, Financial and Agricultural Loans       80,133        4,472
    Real Estate Mortgage Loans                          1,350        1,200
    Installment Loans                                  31,804       72,165
                                                   ----------   ----------
        Total Recoveries                              113,287       77,837
                                                   ----------   ----------
Net Charge-Offs                                       191,508      718,467
Provision for Loan Losses                             525,000      450,000
                                                   ----------   ----------
Reserve for Loan Losses at End of Period           $2,911,996   $2,407,895
                                                   ==========   ==========

OTHER INCOME

Other income increased $240,695 from $937,670 for the nine months ended September 30, 1996, to $1,178,365 for the nine months ended September 30, 1997. Net gains recognized upon the sale of certain fixed income bonds and marketable equity securities available for sale increased $20,918 during the first nine months of 1997 compared to the same period in 1996. Service fees increased to $515,384 for the first nine months of 1997, from $501,993 for the first nine months of 1996. This increase is primarily due to improved NSF/Overdraft penetration. Other operating income increased $206,386 to $567,178 for the nine months ended September 30, 1997. This increase is primarily due to a $36,863 gain on the sale of the merchant credit card portfolio during the third quarter of 1997 and a $167,000 gain recognized upon the sale of land owned by the Bank during the second quarter of 1997. The property was sold upon the exercise of a third party's option, expiring by the end of the third quarter in 1997, to purchase the property.

Other income increased $48,568 during the third quarter, from $272,772 in 1996 to $321,340 in 1997. Service fees increased $22,128 primarily due to improved NSF fee penetration. Other operating income increased $28,247 for the three months ended September 30, 1997, compared to the same period in 1996. This increase is largely the result of the $36,863 gain on the sale of the merchant credit cards during the third quarter, as previously discussed, offset by a decline in ATM service charges and other immaterial charges in accounts. The increase in total other income was slightly offset by a decline in net investment securities gains of $1,807 from the third quarter of 1996 to the third quarter of 1997.

OTHER EXPENSES

Total other expenses for the first nine months of 1997 increased $687,947 to $6,781,718 from $6,093,771 for the first nine months of 1996. Salaries and employee benefits increased $103,346, which is attributable to normal salary and benefit increases and additional staffing to support the growth of the Corporation.

Occupancy expense decreased $493. This decrease is comprised of a $17,481 reduction in building maintenance costs related to nonrecurring projects scheduled during the first nine months of 1996 and a decline in property taxes of $17,035 offset by an increase in rent expense of $32,295 related to the addition of the Bank's downtown Pittsburgh branch office in December, 1996. Equipment and supplies expense increased $11,819 due to an increase in depreciation expense of $21,254 related to replacement and upgrading of existing equipment during the first nine months of 1997 and an increase in equipment rental expense of $13,162 as the Corporation replaced capitalized photocopy machines with leased equipment during 1996, offset by a reduction in equipment repairs of $26,471 due to nonrecurring expenses recognized during the first nine months of 1996. Data processing expense increased $29,818 largely due to costs incurred during conversion of acquired branch deposits and with the significant increase in item volume processing resulting from deposit and loan account growth. FDIC insurance expense increased $36,701 as the Federal Deposit Insurance Corporation levied additional assessments on the deposits of all banks insured by its Bank Insurance Fund and also due to premiums on acquired SAIF insured deposits. Advertising expense decreased $31,174 to $116,152 from $147,569 for the same period in 1996. Other operating expenses increased to $1,728,734 for the first nine months of 1997, up from $1,190,561. A significant portion of this increase is attributable to $281,000 in unrecoverable charges recognized from transactions with one of NorthSide Bank's merchant credit card customers. Although additional losses may be incurred, it is anticipated that any future charges, related to this customer, will not have a material effect on the Corporation's financial results. Also contributing to the increase in other operating expenses was an increase in deposit premium amortization expense of $103,284 related to deposits acquired from another financial institution in December, 1996. Asset recovery expense increased $19,211 as additional costs were incurred in the process of resolving several individual workout situations during the first nine months of 1997. Increases in postage, telephone, legal expenses, promotions, Pennsyvania shares tax and Federal Reserve service charges of $18,062, $13,212, $13,376, $17,733, $13,441, and $23,222, respectively, also contributed to the overall increase in other operating expenses.

Total other expenses increased $143,670 during the third quarter, from $2,066,370 in 1996 to $2,210,040 in 1997. Salaries and employee benefits increased due to normal salary and benefit increases and additional staffing to support the growth of the Corporation. Occupancy expense increased $13,743 largely due to an increase of $11,492 in rent expense related to the operation of an additional branch office opened in December of 1996. Data processing expense increased to $136,035 during the three months ended September 30, 1997, from $127,315 for the same period in 1996 in conjunction with an increase in the volume of items processed resulting from deposit and loan growth. FDIC insurance expense increased $10,634 as the Federal Deposit Insurance Corporation levied additional assessments on the deposits of all banks insured by its Bank Insurance Fund and also due to assessments related to SAIF insured deposits acquired in December of 1996. Advertising expense increased $4,219 to $55,320 for the third quarter of 1997, from $51,101 for the same period in 1996 due to a home equity loan promotion in the third quarter of 1997.

Other operating expenses increased to $488,835 during the three months ended September 30, 1997, from $412,016 during the three months ended September 30, 1996. An increase in deposit premium amortization expense of $31,650 was related to the premium paid on deposits acquired in December of 1996. Also contributing to the overall increase was an additional $13,673 in Federal Reserve service charges incurred as the result of a temporary agreement to clear daily cash letters through the Federal Reserve, along with slight increases in Pennsylvania shares tax of $4,867, postage expense of $4,694 and charitable donations of $6,468 offset by a decrease in DDA losses of $10,907.

INCOME TAXES

The Corporation recorded an income tax provision of $1,347,750 for the nine months ended September 30, 1997, compared to $1,134,155 for the nine months ended September 30, 1996. This increase in the tax provision during the first nine months of 1997 is the result of a reduction in interest earned on tax free earning assets and an increase in pre-tax earnings. The Corporation recorded an income tax provision of $508,750 and $383,586 for the three months ended September 30, 1997, and 1996, respectively. This increase was also due to a reduction in tax-free interest earned on assets offset by an increase in pre-tax earnings.

FINANCIAL CONDITION

The Corporation's total assets were $315,364,373 at September 30, 1997, an increase of $10,562,519 from December 31, 1996. The purchase of securities available for sale resulted in an increase of $1,333,886 at September 30, 1997. The maturity and call of investment securities held to maturity resulted in a decline of $3,199,053. Net loans increased $19,436,533, from $210,258,258 at
December 31, 1996 to $229,694,791 at September 30, 1997. Cash and due from banks increased $992,521 and federal funds sold decreased $8,400,000 at September 30, 1997.

INVESTMENT SECURITIES

Investment securities available for sale increased $1,333,886. This is the result of the purchase of $23,000,897 in securities offset by the sales, maturities or calls of $22,433,114 in securities.

A summary of investment securities available for sale is as follows:

                                                           SEPTEMBER 30, 1997
                                         ------------------------------------------------------
                                                         GROSS UNREALIZED HOLDING
                                           AMORTIZED     ------------------------       FAIR
                                             COST          GAINS          LOSSES       VALUE
                                         ------------    ----------      --------   -----------
U.S. Treasury Securities                  $ 4,198,298    $   27,965      $  1,227   $ 4,225,036
Obligations of U.S. Government Agencies    23,625,964       143,813        53,313    23,716,464
Mortgage-Backed Securities                 24,490,736       157,115        50,413    24,597,438
Obligations of State and Political            544,955         3,738            --       548,693
Subdivisions
Marketable Equity Securities                1,508,737     2,406,068            --     3,914,805
                                          -----------    ----------      --------   -----------
                                          $54,368,690    $2,738,699      $104,953   $57,002,436
                                          ===========    ==========      ========   ===========


                                                          DECEMBER 31, 1996
                                          -------------------------------------------------
                                                          GROSS UNREALIZED
                                                               HOLDING
                                           AMORTIZED    ---------------------       FAIR
                                             COST         GAINS       LOSSES       VALUE
                                          -----------   ----------   --------   -----------
U.S. Treasury Securities                  $ 9,195,877   $   43,413   $  2,854   $ 9,236,436
Obligations of U.S. Government Agencies    25,403,448       68,571    190,325    25,281,694
Mortgage-Backed Securities                 17,160,596       71,578    110,330    17,121,844
Obligations of State and Political            719,948        4,556      1,682       722,822
Subdivisions
Marketable Equity Securities                1,377,143    1,928,611         --     3,305,754
                                          -----------   ----------   --------   -----------
                                          $53,857,012   $2,116,729   $305,191   $55,668,550
                                          ===========   ==========   ========   ===========

A summary of investment securities held to maturity is as follows:



                                                     SEPTEMBER 30, 1997
                                     -----------------------------------------------
                                                     GROSS UNREALIZED
                                                          HOLDING
                                      AMORTIZED    ---------------------      FAIR
                                        COST         GAINS       LOSSES      VALUE
                                     -----------   ----------   --------  ----------
Obligations of State and Political   $5,867,899   $185,409           --   $6,053,308
Subdivisions
Corporate Bonds                         250,000         --           --      250,000
                                     ----------   --------      -------   ----------
                                     $6,117,899   $185,409           --   $6,303,308
                                     ==========   ========      =======   ==========





                                                     DECEMBER 31, 1996
                                     -------------------------------------------------
                                                     GROSS UNREALIZED
                                                          HOLDING
                                     AMORTIZED    ---------------------      FAIR
                                        COST       GAINS       LOSSES       VALUE
                                     ----------   --------   ---------   -----------
Obligations of State and Political   $9,066,952   $246,553           --   $9,313,505
Subdivisions
Corporate Bonds                         250,000         --           --      250,000
                                     ----------   --------   ----------   ----------
                                     $9,316,952   $246,553           --   $9,563,505
                                     ==========   ========   ==========   ==========


LOANS

Loans available for sale increased to $3,227,134 at September 30, 1997, up from $2,943,248 at December 31, 1996. At September 30, 1997, loans classified as available for sale were comprised entirely of student loans. Loans, net of deferred fees, increased to $230,593,568 at September 30, 1997. This increase was primarily achieved through increased sales calling efforts in small business and indirect automobile sectors during the first nine months of 1997. Consumer loans to individuals and commercial, financial and agricultural loans increased $15,835,099 and $6,388,207, respectively, at September 30, 1997. Nonaccrual loans increased to $1,322,228 at September 30, 1997, from $1,234,467 at December 31, 1996.

The composition of loans is shown in the following table:

                                         SEPTEMBER 30,   DECEMBER 31,      INCREASE
                                             1997            1996         (DECREASE)
                                         ------------    ------------    -----------
Consumer Loans to Individuals            $ 95,942,944    $ 80,107,845    $15,835,099
Mortgage
    Non-Residential                        10,424,622      11,636,798     (1,212,176)
    Residential                            54,764,988      56,641,022     (1,876,034)
Commercial, Financial and Agricultural     54,613,929      48,225,722      6,388,207
Lines of Credit                             5,558,404       5,433,560        124,844
Lease Financing                             8,375,874       8,248,698        127,176
Nonaccrual Loans                            1,322,228       1,234,467         87,761
                                         ------------    ------------    -----------
                                          231,002,989     211,528,112     19,474,877
Deferred Fees                                (409,421)       (421,784)        12,363
                                         ------------    ------------    -----------
                                         $230,593,568    $211,106,328    $19,487,240
                                         ============    ============    ===========

A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At September 30, 1997, the Corporation's recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114 totaled $543,465 compared to $650,673 at December 31, 1996. The corresponding reserve for loan losses was $100,729 at September 30, 1997, compared to $154,194 at December 31, 1996. One loan considered to be impaired was written-down through charge-offs during the third quarter of 1997. The average recorded investment in impaired loans was $605,317 during the first nine months of 1997. All loans considered impaired at September 30, 1997 were on nonaccrual status, therefore, the Corporation did not recognize any interest on impaired loans during the first nine months of 1997. There was no interest income related to impaired loans recognized on the cash basis during the nine months ended September 30, 1997. There was no additional reserve required for impaired loans during the first nine months of 1997.

NON-PERFORMING ASSETS

Non-performing assets decreased from $1,667,154 at December 31, 1996 to $1,654,426 at September 30, 1997, due to an increase in nonaccrual loans of $85,173 and an increase in other assets held for sale of $91,948 offset by a decrease in other real estate owned of $189,849.

The following table presents the composition of non-performing assets and past due loans:

                                             SEPTEMBER 30,  DECEMBER 31,
                                                 1997          1996
                                             ------------   -----------
Nonaccrual Loans                               $1,322,228   $1,234,467
Other Real Estate Owned                           182,133      371,982
Other Assets Held For Sale                         94,704       60,705
                                               ----------   ----------
    Total Non-Performing Assets                 1,599,065    1,667,154
Loans Past Due 90 Days or More and Still
Accruing                                        1,093,464      615,466
                                               ----------   ----------
    Total Non-Performing Assets and Past Due

Loans                                          $2,692,529   $2,282,620
                                               ==========   ==========


RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at September 30, 1997 was $2,911,996 or 1.25% of total loans compared to $2,578,504 or 1.23% of total loans at December 31, 1996. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following table details the activity in the loan loss reserve for the nine months ended September 30, 1997 and 1996.


                                                 FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     1997          1996
                                                  ----------    ----------
               Beginning Balance                  $2,578,504    $2,676,362
               Provision                             525,000       450,000
               Net Charge-Off                        191,508       718,467
                                                  ----------    ----------
               Ending Balance                     $2,911,996    $2,407,895
                                                  ==========    ==========
               Loan Loss Reserve to Loans               1.25%         1.17%

LIABILITIES

Total liabilities were $285,977,449 at September 30, 1997, an increase of $8,495,848 from $277,481,601 at December 31, 1996. The increase in total liabilities was primarily the result of an $8,528,816 increase in borrowings at September 30, 1997 compared to December 31, 1996.

DEPOSITS

Total deposits decreased $1,543,238 from $260,986,805 at December 31, 1996 to $259,443,567 at September 30, 1997. This decrease was predominantly the result of a decline in non-interest bearing deposits of $1,837,360 since December 31, 1996.

The composition of deposits is shown in the following table:



                                       SEPTEMBER 30,   DECEMBER 31,     INCREASE
                                           1997           1996         (DECREASE)
                                       ------------   -------------    -----------
Non-Interest Bearing Demand Deposits   $ 48,503,724   $  50,341,084    $(1,837,360)
Interest Bearing Demand Deposits         24,898,211      29,601,513     (4,703,302)
Savings Deposits                         36,492,322      38,177,186     (1,684,864)
Money Market Deposit Accounts            54,864,718      50,280,413      4,584,305
Time Deposits > $100,000                 12,773,024      11,230,900      1,542,124
Time Deposits < $100,000                 81,911,568      81,355,709        555,859
                                       ------------   -------------    -----------
                                       $259,443,567   $ 260,986,805    $(1,543,238)
                                       ============   =============    ===========


REPURCHASE AGREEMENTS

Repurchase agreements decreased from $1,911,184 at December 31, 1996 to $0 at September 30, 1997. Securities sold under agreement to repurchase were U.S. Treasury securities. Such agreements mature within 30 to 90 days. The decrease was the result of matured repurchase agreements which were not renewed.

BORROWED FUNDS

At September 30, 1997, the Corporation had outstanding borrowings of $20,000,000, of which $8,000,000 were fed funds purchased. The remainder were borrowed by the Corporation as part of a community investment program to finance mortgage loans to lower income borrowers and for specific asset-liability management strategies. Borrowings are collateralized by qualifying securities and loans. These advances are subject to restrictions or penalties related to prepayments. Of the $12,000,000 in advances, $8,000,000 will mature within 12 months.

SHAREHOLDERS' EQUITY

Consolidated shareholders' equity increased $2,066,671 from $27,320,253 at December 31, 1996 to $29,386,924 at September 30, 1997. This increase is the result of the retention of earnings offset by dividends paid to shareholders and a increase in the net unrealized holding gains on securities available for sale.

The Corporation continues to maintain a strong capital position in excess of current regulatory requirements. The Corporation's tier I risk-based capital ratio at September 30, 1997 was 11.90% compared to 12.41% at December 31, 1996. The Corporation's total risk-based capital ratio at September 30, 1997 was 13.15% compared to 13.66% at December 31, 1996. Regulatory requirements for tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Operating activities provided net cash of $3,443,018 during the first nine months of 1997 compared to $3,531,075 during the first nine months of 1996. The primary source of operating cash flows are net income adjusted for the effect of noncash expenses such as the provision for loan losses and depreciation.

Investing activities used net cash of $16,561,062 during the first nine months of 1997 compared to $28,643,299 during the first nine months of 1996. During the first nine months of 1997 and 1996 cash was provided by sales, repayments, and maturities of investment securities and used cash by reinvesting in investment securities available for sale and funding the net increase in loan volume. Proceeds from the sale of other real estate owned and land also provided cash during the first nine months of 1997. Proceeds from the sale of loans during the first nine months of 1996 also provided cash, while a net increase in premises and equipment used cash.

Financing activities provided net cash of $5,710,565 during the first nine months of 1997 compared to $25,867,971 during the first nine months of 1996. During the first nine months of 1997, cash was provided by a net increase in borrowed funds and certificates of deposit while cash was used by decreases in non-interest bearing deposits and repurchase agreements and cash dividends paid to shareholders. During the first nine months of 1996, cash was provided by an increase in net demand and savings deposit accounts resulting largely from the promotion of a new money market product. Cash was also provided by repurchase agreements and net borrowings and used to pay dividends to shareholders.

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

     All five nominees were elected and the votes for and against/withheld were as follows:

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

                                                        NSD BANCORP, INC.
                                                  ----------------------------
                                                          (Registrant)

Dated:   November 14, 1997                        /s/ LLOYD G. GIBSON
                                                  ----------------------------
                                                  Lloyd G. Gibson
                                                  President and Chief
                                                  Executive Officer

Dated:   November 14, 1997                        /s/ JAMES P. RADICK
                                                  ----------------------------
                                                  James P. Radick
                                                  Vice President, Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)