Form 10-K
period 1997-12-31
NSD BANCORP INC
filed 1998-03-27
CIK 898624

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       FOR THE TRANSITION PERIOD FROM __________________ TO __________________.

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
                         Common Stock, $1.00 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                   ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K ___________

     The aggregate market value of Common Stock, $1.00 par value, held by non-affiliates of March 2, 1998, was $85,370,967.

     The number of shares outstanding of the Registrant's Common Stock as of March 2, 1998 was 2,586,999.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV.

     Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on April 28, 1998, are incorporated by reference into Part III.

                        Number of Pages in this Filing 6

================================================================================

                               NSD BANCORP, INC.
                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1997

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    1
Item 3.   Legal Proceedings...........................................    2
Item 4.   Submission of Matters to a Vote of Security Holders.........    2

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    2
Item 6.   Selected Financial Data.....................................    2
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    2
Item 7a.  Quantitative and Qualitative Disclosure About Market Risk...    2
Item 8.   Financial Statements and Supplementary Data.................    3
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    3

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    3
Item 11.  Executive Compensation......................................    3
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    3
Item 13.  Certain Relationships and Related Transactions..............    3

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    3
          Signatures..................................................    5

                                     PART I
ITEM 1. BUSINESS

     NSD Bancorp, Inc. (the "Corporation") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation became a holding company upon acquiring all of the outstanding shares of NorthSide Bank through an exchange of stock on August 2, 1993. At December 31, 1997, the Corporation had total assets, deposits and shareholders' equity of $320,329,570, $268,726,614 and $30,339,571, respectively. Full-time equivalent employees of the Corporation were 143 at December 31, 1997.

     The Corporation derives substantially all of it's income from banking and bank-related services provided by its wholly-owned subsidiary, NorthSide Bank (the Bank). The Bank is a state chartered bank with ten branch locations at December 31, 1997. The Corporation is subject to periodic examination and regulation by the Federal Reserve Bank. As a state chartered bank, NorthSide Bank is subject to periodic examination and regulation by the Pennsylvania Department of Banking and the FDIC. The Bank is a full-service bank offering retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, wire transfers, money orders and traveler's checks. Services to commercial customers are also offered, including real estate mortgage loans, lines of credit, inventory and accounts receivable financing and equipment leasing. NorthSide Bank operates nine automatic teller machines to provide 24 hour banking services to its customers. The Bank's deposits are derived from more than 50,000 individual and commercial accounts. There is no single depositor or group of related depositors, the loss of whom would have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries to any material extent.

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

     The Bank's business is not seasonal in nature, nor does it depend on any single customer or a few customers, the loss of any one or more of which would be a materially adverse effect on its business. A further description of the Corporation's business and discussion of operations is set forth on page 8 in the Corporation's 1997 Annual Report to Shareholders included in this Form 10-K as Exhibit 13 which description is incorporated herein by reference.

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

                        Allegheny Professional Building
                             490 East North Avenue
                              Pittsburgh, PA 15212

                                   West View
                               728 Center Avenue
                              West View, PA 15229

                              McCandless Township
                         Perry Highway and Ingomar Road
                              McCandless, PA 15237

                               Cranberry Township
                          Route 19N at St. Francis Way
                              Cranberry, PA 16046

                                Hampton Township
                           Shoppers Plaza at Route 8
                               Hampton, PA 15101

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's Common Stock is traded on the NASDAQ National Market System under the symbol NSDB. The information set forth under the captions "Regulatory Restrictions" and "Sales Price and Cash Dividends per Share" on pages 18 and 33, respectively, of the 1997 Annual Report is incorporated herein by reference. As of March 2, 1998, the Corporation had 435 shareholders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated by reference is the information presented on pages 22 and 25 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference is the information presented on pages 24 to 36 of the 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Incorporated by reference to the information presented on pages 34 to 35 of the 1997 Annual Report attached as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference is the information presented on pages 4 to 23 of the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Incorporated by reference herein to Form 8-K Filed March 18, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference is the information presented on pages 3, 4 and 5 of the Proxy Statement for the Annual Shareholders Meeting to be held April 28, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference is the information presented on pages 5, 6, 7, and 8 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 28, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference is the information presented on pages 2, 8 and 9 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference is the information presented on pages 8 and 9 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 28, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:

     The consolidated financial statements and report of the Registrant's independent accountant thereon are incorporated by reference to the pages indicated in the said Annual Report.

CONSOLIDATED FINANCIAL STATEMENTS:

     NSD Bancorp, Inc. and Subsidiary
       Consolidated Balance Sheet, page 4
       Consolidated Statement of Income, page 5
       Consolidated Statement of Cash Flows, page 6
       Consolidated Statement of Changes in Shareholders' Equity, page 7 Notes to Consolidated Financial Statements, pages 8-22
       Independent Auditor's Report, page 23

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     Schedules normally required on Form 10-K are omitted since the required information is either not applicable, not deemed material or is shown in the respective consolidated financial statements or in the notes thereto.

REPORTS ON FORM 8-K

     Item 4. Changes in Registrant's Certifying Accountant and related exhibits are incorporated by reference.

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

  11.   Statement re: Computation of Earnings Per Share
        (incorporated by reference to p. 10 of 1997 Annual Report, attached as Exhibit 13, hereto.)

  13.   1997 Annual Report to Shareholders is presented within.

  21.   Subsidiaries of the Registrant are presented within.

  23. Consent of Independent Certified Public Accountants is presented within.

  27.   Financial Data Schedule

  27.1  Financial Data Schedule restatement for the quarters ended
        June 30, 1997 and September 30, 1997.

REPORTS ON FORM 8-K

     NSD Bancorp's form 8-K, filed March 18, 1998 for notification of a change in certifying accountant, is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NSD BANCORP, INC.
                                          (Registrant)

                                          By       /s/ LLOYD G. GIBSON
                                              -------------------------------
                                                      Lloyd G. Gibson
                                               President and Chief Executive
                                                           Officer
Dated: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998:

              /s/ LAWRENCE R. GAUS                Chairman of the Board, Director
------------------------------------------------
                Lawrence R. Gaus

              /s/ LLOYD G. GIBSON                 President and Chief Executive Officer, Director
------------------------------------------------  (Principal Executive Officer)
                Lloyd G. Gibson

              /s/ JAMES P. RADICK                 Treasurer (Principal Financial and Accounting
------------------------------------------------  Officer)
                James P. Radick

             /s/ WILLIAM R. BAIERL                Director
------------------------------------------------
               William R. Baierl

            /s/ GRANT A. COLTON, JR.              Director
------------------------------------------------
              Grant A. Colton, Jr.

           /s/ NICHOLAS C. GEANOPULOS             Director
------------------------------------------------
             Nicholas C. Geanopulos

              /s/ POLLY B. LECHNER                Director
------------------------------------------------
                Polly B. Lechner

             /s/ CHARLES S. LENZNER               Director
------------------------------------------------
               Charles S. Lenzner

             /s/ DAVID W. McCONNELL               Director
------------------------------------------------
               David W. McConnell

              /s/ KENNETH L. RALL                 Director
------------------------------------------------
                Kenneth L. Rall

             /s/ HENRY E. REA, JR.                Director
------------------------------------------------
               Henry E. Rea, Jr.

            /s/ ARTHUR J. ROONEY, II              Director
------------------------------------------------
              Arthur J. Rooney, II