Form 10-Q
period 1998-03-31
NSD BANCORP INC
filed 1998-05-14
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

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

The number of shares outstanding of the Registrant's common stock as of April 30, 1998 was:

          Common Stock, $1.00 par value - 2,593,121 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1998

                                      INDEX

                                                                          Page
                                                                          ----
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet - March 31, 1998
         and December 31, 1997                                              3

         Consolidated Statement of Income - For the Three
         Months Ended March 31, 1998 and 1997                               4

         Consolidated Statement of Cash Flows - For the Three
         Months Ended March 31, 1998 and 1997                               5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                   March 31,              December 31,
ASSETS                                                                               1998                    1997
                                                                                 -------------           -------------
Cash and Due From Banks                                                           $ 17,837,954           $ 13,638,396
Federal Funds Sold                                                                  12,000,000              2,000,000
Investment Securities Available for Sale (Amortized Cost of
    $50,968,745 at March 31, 1998 and $55,290,512 at
    December 31, 1997)                                                              53,885,855             58,179,424
Investment Securities Held to Maturity (Market Value of $5,028,840
    at March 31, 1998 and $5,459,499 at December 31, 1997                            4,832,740              5,287,319
Loans Available for Sale                                                             3,642,986              3,419,440
Loans, Net of Deferred Fees                                                        228,549,941            233,039,784
Unearned Income                                                                     (1,382,628)            (1,290,389)
Reserve for Loan Losses                                                             (2,898,203)            (2,914,329)
                                                                                  ------------           ------------
    Loans, Net                                                                     227,912,096            232,254,506
Premises and Equipment, Net                                                          3,018,879              3,095,629
Accrued Interest Receivable                                                          1,856,566              2,116,439
Other Real Estate Owned and Assets
    Held for Sale                                                                      366,023                369,416
Other Assets                                                                         3,444,733              3,388,441
                                                                                  ------------           ------------
TOTAL ASSETS                                                                      $325,154,846           $320,329,570
                                                                                  ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-Interest Bearing                                                          $ 50,935,207           $ 57,112,908
    Interest Bearing                                                               212,987,903            211,613,706
                                                                                  ------------           ------------
    Total Deposits                                                                 263,923,110            268,726,614
Borrowed Funds:
    Short-Term Borrowings                                                            6,000,000              6,000,000
    Long-Term Borrowings                                                            18,000,000              9,000,000
                                                                                  ------------           ------------
    Total Borrowed Funds                                                            24,000,000             15,000,000
Accrued Interest Payable                                                             4,583,873              4,783,086
Other Liabilities                                                                    1,692,726              1,480,299
                                                                                  ------------           ------------
Total Liabilities                                                                  294,199,709            289,989,999
Common Stock $1 Par Value; Authorized 10,000,000
    Shares, Issued and Outstanding 2,593,121 Shares at March
    31, 1998 and 2,586,999 Shares at December 31, 1997                               2,593,121              2,586,999
Capital Surplus                                                                      7,714,760              7,633,361
Net Unrealized Holding Gains on Investment Securities Available for Sale             1,925,294              1,906,683
Retained Earnings                                                                   18,721,962             18,212,528
                                                                                  ------------           ------------
Total Shareholders' Equity                                                          30,955,137             30,339,571
                                                                                  ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $325,154,846           $320,329,570
                                                                                  ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                                NSD BANCORP, INC
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                         For the Three Months Ended
                                                                                March 31,
                                                                      -------------------------------
NET INTEREST INCOME                                                      1998                 1997
                                                                      ----------          -----------
Loans, Including Fees                                                 $4,903,305          $ 4,534,367
Investment Securities:
  Taxable                                                                779,263              874,853
  Tax-Exempt                                                              77,243              140,794
  Dividends                                                               37,011               29,851
Interest Bearing Deposits                                                  4,809                1,468
Federal Funds Sold                                                       186,999               49,326
                                                                      ----------          -----------
      Total Interest Income                                            5,988,630            5,630,659
                                                                      ----------          -----------

Interest on Deposits                                                   2,220,693            2,221,284
Interest on Borrowed Funds:
    Repurchase Agreements                                                      0               23,786
    Short-Term Borrowings                                                 86,812               14,528
    Long-Term Borrowings                                                 215,744              120,231
                                                                      ----------          -----------
      Total Interest Expense                                           2,523,249            2,379,829
                                                                      ----------          -----------

Net Interest Income                                                    3,465,381            3,250,830
                                                                      ----------          -----------

Provision for Possible Loan Losses                                       195,000              150,000
                                                                      ----------          -----------
Net Interest Income After Provision for Possible Loan Losses           3,270,381            3,100,830
                                                                      ----------          -----------

OTHER INCOME

Net Investment Securities Gains                                           26,752                  411
Service Fees                                                             181,515              157,582
Other Operating Income                                                   188,610              152,853
                                                                      ----------          -----------
      Total Other Income                                                 396,877              310,846
                                                                      ----------          -----------

OTHER EXPENSES

Salaries and Employee Benefits                                         1,092,485            1,043,171
Occupancy Expense                                                        197,952              201,038
Equipment and Supplies                                                   261,444              236,932
Data Processing                                                          160,202              137,669
FDIC Insurance                                                             9,450                7,956
Advertising                                                               29,603               17,154
Other Operating Expenses                                                 542,955              517,391
                                                                      ----------          -----------
      Total Other Expenses                                             2,294,091            2,161,311
                                                                      ----------          -----------

Income Before Income Taxes                                             1,373,167            1,250,365
Provision for Income Taxes                                               422,900              397,920
                                                                      ----------          -----------

NET INCOME                                                            $  950,267          $   852,445
                                                                      ==========          ===========
Other Comprehensive Income (net of tax)                                   18,611             (272,588)
                                                                      ----------          -----------
COMPREHENSIVE INCOME                                                     968,878              579,857
                                                                      ==========          ===========


NET INCOME PER COMMON SHARE - BASIC                                        $0.37                $0.33
                                                                           =====                =====

NET INCOME PER COMMON SHARE - DILUTED                                      $0.36                $0.33
                                                                           =====                =====

Common Dividends Declared and Paid Per Share                               $0.17                $0.16
                                                                           =====                =====

Weighted Average Shares Outstanding - Basic                            2,593,121            2,578,789
                                                                      ==========          ===========

Weighted Average Shares Outstanding - Diluted                          2,637,874            2,594,136
                                                                      ==========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For The Three Months Ended
                                                                                         March 31,
                                                                             ---------------------------------
                                                                                1998                   1997
                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                   $   950,267           $   852,445
Adjustments to Net Income:
    Provision for Possible Loan Losses                                           195,000               150,000
    Gains on Investment Securities                                               (26,752)                 (411)
    Gains on Sale of Other Assets                                                 (1,780)               (1,757)
    Depreciation and Amortization                                                159,520               162,158
    Net Premium Amortization and Discount
      Accretion on Investment Securities                                          27,124                21,772
    Decrease (Increase) in Accrued Interest Receivable                           261,299               (27,537)
    (Decrease) Increase in Accrued Interest Payable                             (200,640)              250,937
    Increase in Other Assets                                                    (108,794)             (799,237)
    Deferred Loan Fees, Net                                                      (12,439)               (2,846)
    Increase in Other Liabilities                                                165,967               482,718
                                                                             -----------           -----------

Net Cash Provided by Operating Activities                                      1,408,772             1,088,242
                                                                             -----------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sales of Investment Securities Available for Sale            4,532,988             5,581,197
    Proceeds from Repayments and Maturities of Investment
        Securities Available for Sale                                         13,389,238               557,431
    Proceeds from Repayments and Maturities of Investment
        Securities Held to Maturity                                              456,000               570,000
    Purchases of Investment Securities Available for Sale                    (13,602,253)           (8,235,736)
    Proceeds from Sales of Other Real Estate Owned                                49,001                70,783
    Net Decrease (Increase) in Loans                                           4,116,022            (5,824,191)
    Purchases of Premises and Equipment, Net                                     (33,945)              (55,248)
                                                                             -----------           -----------

Net Cash Provided (Used) by Investing Activities                               8,907,051            (7,335,764)
                                                                             -----------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net Decrease in Demand and Savings
      Deposit Accounts                                                        (4,414,674)           (2,052,201)
    Net (Decrease) Increase in Certificates of Deposit                          (388,830)            4,132,041
    Net Increase in Repurchase Agreements                                             --                36,549
    Proceeds from the Exercise of Stock Options                                  128,072                    --
    Proceeds from Long-Term Borrowings                                        10,000,000                    --
    Repayments of Short-Term Borrowings                                       (1,000,000)                   --
    Cash Dividends Paid                                                         (440,833)             (409,409)
                                                                             -----------           -----------

Net Cash Provided by Financing Activities                                      3,883,735             1,706,980
                                                                             -----------           -----------

Increase (Decrease) in Cash and Cash Equivalents                              14,199,558            (4,540,542)
Cash and Cash Equivalents at Beginning of Year                                15,638,396            20,893,654
                                                                             -----------           -----------
Cash and Cash Equivalents at End of Period                                   $29,837,954           $16,353,112
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

2.       EARNINGS PER SHARE

         Basic earnings per share are based on the weighted average number of shares outstanding and common stock equivalents in each period. Diluted earnings per share are based the sum of the weighted average shares outstanding and the number of shares of common stock which would be issued assuming the exercise of stock options during each period.


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. This standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The corporation is not required to disclose segment information in accordance with this standard until its 1998 annual report, at which time it will restate prior years' segment disclosures to conform to the standard's segment presentation, if applicable. In the first quarter 1999 report, and in subsequent quarters, the corporation will present the interim disclosures required by SFAS No. 131 for both 1999 and 1998. The corporation has not completed its analysis of which operating segments it will report, if any.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. This standard requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of comparitive financial statements and applicable to interim periods. The Corporation has chosen to disclose comprehensive income in a separate income statement, in which the components of comprehensive income are displayed net of income taxes. The Corporation currently has one component of other comprehensive income which includes unrealized gains of losses on securities available for sale which is detailed as follows for the three months ended March 31, 1998 and 1997:

Other Comprehensive Income:


                                            March 31, 1998                                March 31, 1997
                               -----------------------------------------    ----------------------------------------
                                Before-Tax   Tax (Expense)  Net-of-Tax        Before-Tax  Tax (Expense)   Net-of-Tax
                                  Amount      or Benefit      Amount            Amount      or Benefit      Amount
                                  ------      ----------      ------            ------      ----------      ------
Unrealized gains (losses)
on securities:

Unrealized holding gains
(losses) arising during
the period                         $28,198      $9,587        $18,611        ($413,012)     ($140,424)     ($272,588)

Less: reclassification
adjustment for gain
realized in net income                   0           0              0                0              0              0
                                   -------      ------        -------        ---------      ---------      ---------
Net realized gains
(losses)                            28,198       9,587         18,611         (413,012)      (140,424)      (272,588)
                                   -------      ------        -------        ---------      ---------      ---------
Other Comprehensive
Income                             $28,198      $9,587        $18,611        ($413,012)     ($140,424)     ($272,588)
                                   =======      ======        =======        =========      =========      =========


Accumulated Other Comprehensive Income:

                                                       1998            1997
                                                    ----------      ----------
Balance   January 1:                                $1,906,683      $1,199,083
Other Comprehensive Income, net                         18,611        (272,588)
                                                    ----------      ----------
Balance   March 31:                                 $1,925,294      $  926,495
                                                    ==========      ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the Corporation) financial condition and results of operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 was $950,267, an increase of $97,822 from $852,445 for the three months ended March 31, 1997. This increase is the result of increases in net interest income after provision for possible loan losses of $169,551 and other operating income of $86,031, for the first three months of 1998 versus the same period in 1997. Also contributing to the overall increase was a slight decrease in occupancy expense of $3,086. Offsetting this were increases in salaries and benefits, equipment and supplies, data processing, FDIC insurance, advertising and other operating expenses of $49,314, $24,512, $22,533, $1,494, $12,449 and $25,564 respectively. The
Corporation's annualized ROA for the first three months of 1998 was 1.22% compared to 1.14% for the first three months of 1997. Annualized ROE for the first three months of 1998 was 12.70% compared to 12.46% for the like period in 1997.

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

Total interest income increased $357,971 during the three months ended March 31, 1998 as compared to the same period in 1997. This increase was due to an increase in average earning assets of $21,669,791 offset by a decrease in the yield on earning assets to 8.04% at March 31, 1998, from 8.18% at March 31, 1997. Average loans increased $18,636,103 to $231,788,258 at March 31, 1998. The average yield on loans declined to 8.59% at March 31, 1998 compared to 8.64% at March 31, 1997. Average investment securities decreased $6,736,999 while the average yield decreased from 6.94% at March 31, 1997 to 6.50% at March 31, 1998. Interest expense increased $143,420 during the first three months of 1998 as a result of an increase in total interest bearing funds of $8,033,275 coupled with a slight increase in the average cost of funds from 4.27% at March 31, 1997 to 4.37% at March 31, 1998. Average interest bearing deposits decreased $2,594,249, consisting of a $5,935,262 decrease in time deposits and increases of $303,484 and $3,037,529 in savings deposits and money market and interest checking, respectively. Average borrowed funds increased $10,627,524 at March 31, 1998 which contributed $144,011 to the overall increase.

The Corporation's net interest margin decreased from 4.78% at March 31, 1997 to 4.69% at March 31, 1998, resulting from a decrease in the yield on interest earning assets combined with a slight increase in the cost of funds of interest bearing liabilities.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses was $195,000 for the three months ended March 31, 1998 compared to $150,000 for the three months ended March 31, 1997. The Corporation had net charge-offs of $211,126 and $71,841 for the first three months of 1998 and 1997, respectively.

The Corporation's net charge-offs by loan type and changes in the reserve for loan losses were as follows:


                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             1998                1997
                                                          ----------          ----------
Reserve for Loan Losses at Beginning of Year              $2,914,329          $2,578,504
Charge-Offs:
    Commercial, Financial and Agricultural Loans              25,000                  --
    Real Estate Mortgage Loans                                    --              12,037
    Installment Loans                                        167,871              70,875
    Lease Financing                                           25,747               7,773
                                                          ----------          ----------
        Total Charge-Offs                                    218,618              90,685
Recoveries:
    Commercial, Financial and Agricultural Loans                  --               6,870
    Real Estate Mortgage Loans                                    --                 450
    Installment Loans                                          7,492              11,524
    Lease Financing                                               --                  --
                                                          ----------          ----------
        Total Recoveries                                       7,492              18,844
                                                          ----------          ----------
Net Charge-Offs                                              211,126              71,841
Provision for Loan Losses                                    195,000             150,000
                                                          ----------          ----------
Reserve for Loan Losses at End of Period                  $2,898,203          $2,656,663
                                                          ==========          ==========


OTHER INCOME

Other income increased $86,031 from $310,846 for the three months ended March 31, 1997 to $396,877 for the three months ended March 31, 1998. The sales of certain investment securities available for sale and calls of certain investment securities being held to maturity during the first three months of 1998 resulted in net investment securities gains of $26,752 compared to $411 for the same period in 1997. Service fees increased to $181,515 for the first three months of 1998, from $157,582 for the first three months of 1997. Of this increase, $24,946 was attributed to increased net NSF charges and checking account fees during the first three months of 1998. Other operating income increased $35,757. This overall increase was mainly attributable to an increase in money order fees of $10,833 and an increase in ATM surcharge fees of $16,421 during the first quarter of 1998 versus the same period of 1997.


OTHER EXPENSES

Total other expenses for the first quarter of 1998 increased $132,780 to $2,294,091 from $2,161,311 for the first quarter of 1997. Salaries and employee benefits increased $49,314, reflecting normal salary and benefit increases, additional staffing to support the growth of the Corporation and the payroll tax effect of stock options exercised by employees. Occupancy expense decreased $3,086, primarily due to scheduled building maintenance performed at several branch locations in 1997 that did not occur in 1998. Equipment and supplies expense increased $24,512 primarily due to an adjustment in property tax expense which resulted in an increase of $24,506. Data processing expense increased $22,533 largely due to the addition of an automated collection system during the second half of 1997 and partially due to the increase in the number of accounts and related per-account charges. FDIC insurance expense increased $1,494 based on the growth in deposit balances during the past twelve months. Advertising expense increased $12,449 to $29,603 from $17,154 for the first quarter of 1997 as a result of several promotions during the first quarter of 1998. Other operating expenses increased to $542,955 for the first quarter of 1998, up from $517,391. Increases in protection costs, audit expense, ATM network fees, Federal Reserve service charges, ATM losses and various holding company-related expenses of $16,048, $7,843, $11,664, $2,469, $10,710 and $21,782, respectively, contributed to the overall increase. This increase was offset by a $50,000 decrease in losses which were recognized in 1997 related to transactions with one of NorthSide Bank's merchant credit card customers.


INCOME TAXES

The Corporation recorded an income tax provision of $422,900, for the three months ended March 31, 1998 compared to $397,920 for the three months ended March 31, 1997. The effective tax rates for the first quarters of 1998 and 1997 were 30.8% and 31.8%, respectively. The decrease in effective tax rate is due mainly to the exercise of stock options by employees which is considered compensation for income tax purposes but is not reported as salary-related expenses on the financial statements. This is offset slightly by a decrease in tax-exempt income.

FINANCIAL CONDITION


The Corporation's total assets were $325,154,846 at March 31, 1998, an increase of $4,825,276 from December 31, 1997. The sales and calls of investment securities available for sale and the maturities and calls of investment securities held to maturity resulted in declines of $4,293,569 and $454,579, respectively. Net loans decreased $4,342,410, from $232,254,506 at December 31, 1997 to $227,912,096 at March 31, 1998. Cash and due from banks and federal funds sold increased $4,199,558 and $10,000,000, respectively, at March 31, 1998.

INVESTMENT SECURITIES

Investment securities available for sale decreased $4,293,569 during the first quarter of 1998. Decreases of $4,195,532 in U.S. government agencies, $1,168,097 in mortgage backed securities and $498,608 in obligations of state and political subdivisions were due to a few sales but primarily to a significant amount of calls caused by the current rate environment. These decreases were offset slightly by the purchase of $1,041,388 of trust preferred investments and the increase in net unrealized gains. Investment securities held to maturity decreased slightly during the first three months of 1998 due to calls or maturities of certain investment securities.

A summary of investment securities available for sale is as follows:



                                                                             MARCH 31, 1998
                                                -----------------------------------------------------------------------
                                                                        GROSS UNREALIZED HOLDING
                                                   AMORTIZED          -------------------------------              FAIR
                                                    COST                 GAINS              LOSSES                VALUE
                                                 -----------          ----------          -----------          -----------
U.S. Treasury Securities                         $ 6,198,763          $   34,315          $        --          $ 6,233,078
Obligations of U.S. Government Agencies           16,507,680             139,479               31,448           16,615,711
Mortgage-Backed Securities                        25,328,322             176,830              126,932           25,378,220
Obligations of State and Political                    49,957                  84                   --               50,041
Subdivisions
Trust Preferred                                    1,041,388                  --                   --            1,041,388
Marketable Equity Securities                       1,842,635           2,724,782                   --            4,567,417
                                                 -----------          ----------          -----------          -----------
                                                 $50,968,745          $3,075,490          $   158,380          $53,885,855
                                                 ===========          ==========          ===========          ===========


                                                                           DECEMBER 31, 1997
                                                --------------------------------------------------------------------------
                                                                        GROSS UNREALIZED HOLDING
                                                   AMORTIZED          -------------------------------              FAIR
                                                     COST                GAINS              LOSSES                VALUE
                                                 -----------          ----------          -----------          -----------
U.S. Treasury Securities                         $ 6,199,308          $   30,403          $     1,413          $ 6,228,298
Obligations of U.S. Government Agencies           20,657,983             174,423               21,163           20,811,243
Mortgage-Backed Securities                        26,385,529             204,861               44,073           26,546,317
Obligations of State and Political                   544,955               3,694                   --              548,649
Subdivisions
Marketable Equity Securities                       1,502,737           2,542,180                   --            4,044,917
                                                 -----------          ----------          -----------          -----------
                                                 $55,290,512          $2,955,561          $    66,649          $58,179,424
                                                 ===========          ==========          ===========          ===========


A summary of investment securities held to maturity is as follows:


                                                                      MARCH 31, 1998
                                            ---------------------------------------------------------------------
                                                                   GROSS UNREALIZED HOLDING
                                             AMORTIZED          -------------------------------          FAIR
                                               COST               GAINS             LOSSES               VALUE
                                            ----------          --------          ----------          -----------
Obligations of State and Political          $4,582,740          $175,980                  --          $4,758,720
Subdivisions
Corporate Bonds                                250,000          $ 20,120                  --             270,120
                                            ----------          --------          ----------          ----------
                                            $4,832,740          $196,100                  --          $5,028,840
                                            ==========          ========          ==========          ==========



                                                                       DECEMBER 31, 1997
                                            --------------------------------------------------------------------
                                                                   GROSS UNREALIZED HOLDING              FAIR
                                             AMORTIZED          ----------------------------
                                               COST               GAINS             LOSSES               VALUE
                                            ----------          --------          ----------          ----------
Obligations of State and Political          $5,037,319          $172,180                  --          $5,209,499
Subdivisions
Corporate Bonds                                250,000                --                  --             250,000
                                            ----------          --------          ----------          ----------
                                            $5,287,319          $172,180                  --          $5,459,499
                                            ==========          ========          ==========          ==========


LOANS

Loans, net of deferred fees, decreased to $228,549,942 at March 31, 1998. Decreases in nearly all types of loans during the first three months of 1998 were due to increasingly competitive markets. The most significant decline occured in indirect automobile loans which can be attributed to an overall drop in sales of automobiles to this point in 1998 versus 1997. Loans available for sale increased slightly to $3,642,986 at March 31, 1998, from $3,419,440 at December 31, 1997. This increase is attributable to origination of slightly more student loans which are intended for sale in the secondary market in 1998.


The composition of loans is shown in the following table:

                                                   MARCH 31,             DECEMBER 31,             INCREASE
                                                     1998                   1997                 (DECREASE)
                                                -------------           -------------           ----------
Consumer Loans to Individuals                   $  92,084,504           $  95,357,873           $(3,273,369)
Mortgage
    Non-Residential                                29,638,805              29,385,042               253,763
    Residential                                    54,464,549              55,125,240              (660,691)
Commercial, Financial and Agricultural             36,589,407              37,831,540            (1,242,133)
Lines of Credit                                     5,374,800               5,487,417              (112,617)
Lease Financing                                     9,433,261               8,900,409               532,852
Nonaccrual Loans                                    1,355,531               1,355,617                   (86)
                                                -------------           -------------           -----------
                                                  228,940,857             233,443,138            (4,502,281)
Deferred Fees                                        (390,915)               (403,354)               12,439
                                                -------------           -------------           -----------
                                                $ 228,549,942           $ 233,039,784           $(4,489,842)
                                                =============           =============           ===========

A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At March 31, 1998, the Corporation's recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $471,181, with a corresponding reserve for loan losses of $94,236. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $471,181 during the first three months of 1998. All loans considered impaired at March 31, 1998 were on nonaccrual status, therefore, the Corporation did not recognize any interest on impaired loans during the first three months of 1998. There was no additional reserve required for impaired loans during the first three months of 1998.

NON-PERFORMING ASSETS

Non-performing assets increased from $2,820,685 at December 31, 1997 to $2,844,798 at March 31, 1998, due to increases in other assets held for sale and other real estate owned of $70,351 and $43,828, respectively, offset by a decrease in loans past due 90 days or more and still accruing of $89,553.

The following table presents the composition of non-performing assets and past due loans:

                                                       MARCH 31,         DECEMBER 31,
                                                         1998                1997
                                                      ----------          ----------
Nonaccrual Loans                                      $1,355,104          $1,355,617
Other Real Estate Owned                                  225,961             182,133
Other Assets Held For Sale                               140,061              69,710
                                                      ----------          ----------
    Total Non-Performing Assets                        1,721,126           1,607,460
Loans Past Due 90 Days or More and Still
Accruing                                               1,123,672           1,213,225
                                                      ----------          ----------
    Total Non-Performing Assets and Past Due
Loans                                                 $2,844,798          $2,820,685
                                                      ==========          ==========

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at March 31, 1998 was $2,898,203 or 1.25% of total loans compared to $2,656,663 or 1.20% of total loans at March 31, 1997. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following table details the activity in the loan loss reserve for the three months ended March 31, 1998 and 1997.

                                       FOR THE THREE MONTHS ENDED
                                               MARCH 31,
                                       1998                 1997
                                    ----------           ----------
Beginning Balance                   $2,914,329           $2,578,504
Provision                              195,000              150,000
Net Charge-Offs                        211,126               71,841
                                    ----------           ----------
    Ending Balance                  $2,898,203           $2,656,663
                                    ==========           ==========

Loan Loss Reserve to Loans                1.25%                1.20%

LIABILITIES

Total liabilities were $294,199,709 at March 31, 1998, an increase of $4,209,710 from $289,989,999 at December 31, 1997. The increase in total liabilities was primarily the result of an increase in borrowed funds of $9,000,000 offset by a decrease in total deposits of $4,803,504.

DEPOSITS

Total deposits decreased $4,803,504 from $268,726,614 at December 31, 1997 to $263,923,110 at March 31, 1998. The overall decrease was primarily the result of a decline of $6,177,701 in non-interest bearing demand deposits offset by increases of $1,326,273 and $1,408,252 in money market and savings deposits, respectively.

The composition of deposits is shown in the following table:


                                                MARCH 31,            DECEMBER 31,            INCREASE
                                                  1998                  1997                (DECREASE)
                                              ------------          -------------           ----------
Non-Interest Bearing Demand Deposits          $ 50,935,207          $  57,112,908           $(6,177,701)
Interest Bearing Demand Deposits                28,485,512             29,598,650            (1,113,138)
Savings Deposits                                38,928,490             37,520,238             1,408,252
Money Market Deposit Accounts                   53,538,321             52,212,048             1,326,273
Time Deposits--$100,000                         12,723,581             12,246,082               477,499
 (greater than)
Time Deposits--$100,000                         79,311,999             80,036,688              (724,689)
 (less than)
                                              ------------          -------------           -----------
                                              $263,923,110          $ 268,726,614           $(4,803,504)
                                              =============         =============           ===========

REPURCHASE AGREEMENTS

At March 31, 1998, the Corporation had no outstanding repurchase agreements.

BORROWED FUNDS

At March 31, 1998, the Corporation had outstanding borrowings of $24,000,000, of which $6,000,000 will mature during the next 12 months. The Corporation borrowed these funds as part of a community investment program to finance mortgage loans to lower income borrowers and for specific asset-liability management strategies. Borrowings are collateralized by qualifying securities and loans. These advances are subject to restrictions or penalties related to prepayments.

SHAREHOLDERS EQUITY

Consolidated shareholders' equity increased $615,566 from $30,339,571 at December 31, 1997 to $30,955,137 at March 31, 1998. This increase is the result of the retention of earnings, the issuance of new shares of common stock for exercise of employee/director stock options and an increase in net unrealized holding gains on securities available for sale offset by dividends paid to shareholders.

The Corporation continues to maintain a strong capital position in excess of current regulatory requirements. The Corporation's tier I risk-based capital ratio at March 31, 1998 was 12.56% compared to 12.53% at December 31, 1997. The Corporation's total risk-based capital ratio at March 31, 1998 was 13.81% compared to 13.78% at December 31, 1997. Regulatory requirements for tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.


MARKET RISK

The Corporation operates as a traditional commercial banking institution investing in securities and loans with funding primarily provided by retail deposits and wholesale borrowings. The primary source of revenue is the net spread between interest earned on investments and the cost of related funding. Inherent in this business is market risk or the risk of an adverse impact on earnings from changes in market interest rates. Other types of market risks such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Corporation's business activities. The Corporation has an asset/liability management process in place to monitor and control risks associated with changing interest rates and the potential impact on future financial performance. Management's objective is to provide an optimum return while maintaining an appropriate mix of earning assets and funding sources consistent with acceptable exposure to market risk. Ultimately, the Corporation seeks to produce consistent profitability in all interest rate environments.

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At March 31, 1998, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in a negative impact of less than 1.5% or approximately $200,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in an increase in projected net interest income by slightly more than 1.0% or approximately $160,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at March 31, 1998. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cashflow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that the interest rates on interest earning assets and interest earning liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

Interest rate risk is also analyzed by comparing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time or "GAP" analysis. Management, however, recognizes that a simplified GAP analysis may not adequately reflect the degree to which asset and liabilities with similar repricing characteristics react to changes in market interest rates. In addition, repricing characteristics identified under a specific GAP position may vary significantly under different interest rate environments. Therefore, simulation modeling is also performed to evaluate the extent and direction of the Corporation's interest rate exposure under upward or downward changes in interest rates.

Based upon historical trends, the Corporation has typically considered all demand and savings deposits as core deposits and relatively non-rate sensitive. Such analysis is prepared, as required, presenting interest bearing demand deposits and savings deposits as repricing within the earliest period. As a result, a negative, or liability sensitive, cumulative interest GAP position of $63,431 is present in the first one-year GAP as of December 31, 1997. Results of simulation modeling and historical experience indicate, however, that the overall potential effect on net interest income should not have an adverse result of future financial performance.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as December 31, 1997. Therefore, such analysis is regarded as a fair representation of the Corporation's market risk as of March 31, 1998.


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

Operating activities provided net cash of $1,408,772 during the first three months of 1998 compared to $1,088,242 during the first three months of 1997. The primary source of operating cash flows are net income adjusted for the effect of noncash expenses such as the provision for loan losses and depreciation.

Investing activities provided net cash of $8,907,051 during the first three months of 1998 compared to using net cash of $7,335,764 during the first three months of 1997. Cash was provided through the sales, calls and maturities of investment securities and the net decrease in loans and used by the purchase of investment securities and premises and equipment during the first quarter of 1998. The first three months of 1997 provided cash by sales, repayments, and maturities of investment securities and used cash by reinvesting in investment securities available for sale. Cash was also used to fund the net increase in loan volume and purchase of premises and equipment.

Financing activities provided net cash of $3,883,735 during the first quarter of 1998 compared to $1,706,980 during the first quarter of 1997. During the first quarter of 1998, cash was provided by increased borrowings and used by matured borrowings, a net decrease in deposits and dividends paid to shareholders. During the first three months of 1997, cash was provided by an increase in certificate of deposit accounts resulting from specific product promotions. Cash was also provided by repurchase agreements and used by a decrease in demand and savings deposits and cash dividends paid to shareholders. There was no effect on net cash through the repayment of short-term borrowings and proceeds received from long-term borrowings.

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

               27       Financial Data Schedule

         (b) Reports on Form 8-K: On March 18, 1998, the Corporation filed Form 8-K in order to serve notice of the change of independent certified public accountants from Coopers & Lybrand, L.L.P. to Deloitte & Touche, L.L.P, effective March 13, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NSD BANCORP, INC.
                                            -------------------
                                                 (Registrant)



Dated: May 13, 1998                        /S/ LLOYD G. GIBSON
                                           -------------------
                                           Lloyd G. Gibson
                                           President and Chief
                                           Executive Officer



Dated: May 13, 1998                        /S/ JAMES P. RADICK
                                           -------------------
                                           James P. Radick
                                           Vice President, Treasurer
                                           (Principal Financial and
                                           Accounting Officer)