Form 10-Q
period 1998-06-30
NSD BANCORP INC
filed 1998-08-14
CIK 898624

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                                       OR

( )      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from          to
                                                             --------    ------

                           Commission File No. 0-22124


                                NSD Bancorp, Inc.
             (Exact name of Registrant as specified in its charter)


 Commonwealth of Pennsylvania                           25-1616814
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

The number of shares outstanding of the Registrant's common stock as of July 31, 1998 was:

          Common Stock, $1.00 par value - 2,595,444 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1998

                                      INDEX

                                                                      Page

Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet - June 30, 1998
         and December 31, 1997                                          3

         Consolidated Statement of Income - For the Three and
         Six Months Ended June 30, 1998 and 1997                        4

         Consolidated Statement of Cash Flows - For the Six
         Months Ended June 30, 1998 and 1997                            5

         Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                              21

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                   June 30,            December 31,
ASSETS                                                                               1998                  1997
                                                                                -------------         -------------

Cash and Due From Banks                                                         $  15,424,934         $  13,638,396
Federal Funds Sold                                                                 16,200,000             2,000,000
Investment Securities Available for Sale (Amortized Cost of
    $57,483,010 at June 30, 1998 and $55,290,512 at
    December 31, 1997)                                                             60,473,383            58,179,424
Investment Securities Held to Maturity (Market Value of $4,115,213
    at June 30, 1998 and $5,459,499 at December 31, 1997                            3,955,597             5,287,319
Loans Available for Sale                                                            3,569,208             3,419,440
Loans, Net of Deferred Fees                                                       225,948,119           233,039,784
Unearned Income                                                                    (1,429,008)           (1,290,389)
Reserve for Loan Losses                                                            (2,606,088)           (2,914,329)
                                                                                -------------         -------------
    Loans, Net                                                                    225,482,231           232,254,506
Premises and Equipment, Net                                                         2,932,282             3,095,629
Accrued Interest Receivable                                                         2,094,786             2,116,439
Other Real Estate Owned and Assets
    Held for Sale                                                                     866,153               369,416
Other Assets                                                                        3,430,496             3,388,441
                                                                                -------------         -------------
TOTAL ASSETS                                                                    $ 330,859,862         $ 320,329,570
                                                                                =============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-Interest Bearing                                                        $  56,552,319         $  57,112,908
    Interest Bearing                                                              212,437,611           211,613,706
                                                                                -------------         -------------
    Total Deposits                                                                268,989,930           268,726,614
Borrowed Funds:
    Short-Term Borrowings                                                           1,000,000             6,000,000
    Long-Term Borrowings                                                           23,000,000             9,000,000
                                                                                -------------         -------------
    Total Borrowed Funds                                                           24,000,000            15,000,000
Accrued Interest Payable                                                            4,394,671             4,783,086
Other Liabilities                                                                   1,887,529             1,480,299
                                                                                -------------         -------------
Total Liabilities                                                                 299,272,130           289,989,999
Common Stock $1 Par Value; Authorized 10,000,000
    Shares, Issued and Outstanding 2,593,121 Shares at June
    30, 1998 and 2,586,999 Shares at December 31, 1997                              2,593,121             2,586,999
Capital Surplus                                                                     7,714,760             7,633,361
Net Unrealized Holding Gains on Investment Securities Available for Sale            1,973,647             1,906,683
Retained Earnings                                                                  19,306,204            18,212,528
                                                                                -------------         -------------
Total Shareholders' Equity                                                         31,587,732            30,339,571
                                                                                -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 330,859,862         $ 320,329,570
                                                                                =============         =============


The accompanying notes are an integral part of these consolidated financial statements.

                                NSD BANCORP, INC
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                  For the Six Months Ended        For the Three Months Ended
                                                                           June 30,                      June 30,
                                                                 ---------------------------     ---------------------------
NET INTEREST INCOME                                                  1998           1997            1998             1997
                                                                 -----------     -----------     -----------      ----------

Loans, Including Fees                                            $ 9,824,898     $ 9,406,820     $ 4,921,593      $4,872,452
Investment Securities:
  Taxable                                                          1,613,334       1,811,702         834,071         936,849
  Tax-Exempt                                                         138,251         258,719          61,008         117,925
  Dividends                                                           74,931          58,130          37,920          28,278
Interest Bearing Deposits                                              7,358           2,800           2,549           1,332
Federal Funds Sold                                                   364,938          67,345         177,939          18,019
                                                                 -----------     -----------     -----------      ----------
      Total Interest Income                                       12,023,710      11,605,516       6,035,080       5,974,855
                                                                 -----------     -----------     -----------      ----------

Interest on Deposits                                               4,426,095       4,495,654       2,205,402       2,274,369
Interest on Borrowed Funds:
    Repurchase Agreements                                                 --          49,972              --          26,186
    Short-Term Borrowings                                                 --         313,407         (86,812)         33,185
    Long-Term Borrowings                                             586,131          25,737         370,387         171,200
                                                                 -----------     -----------     -----------      ----------
      Total Interest Expense                                       5,012,226       4,884,770       2,488,977       2,504,940
                                                                 -----------     -----------     -----------      ----------

Net Interest Income                                                7,011,484       6,720,746       3,546,103       3,469,915
                                                                 -----------     -----------     -----------      ----------

Provision for Possible Loan Losses                                   390,000         330,000         195,000         180,000
                                                                 -----------     -----------     -----------      ----------
Net Interest Income After Provision for Possible Loan Losses       6,621,484       6,390,746       3,351,103       3,289,915
                                                                 -----------     -----------     -----------      ----------

OTHER INCOME

Net Investment Securities Gains                                      143,694          94,931         116,942          94,521
Service Fees                                                         375,881         331,198         194,366         173,616
Other Operating Income                                               307,939         430,896         119,329         278,042
                                                                 -----------     -----------     -----------      ----------
      Total Other Income                                             827,514         857,025         430,637         546,179
                                                                 -----------     -----------     -----------      ----------

OTHER EXPENSES

Salaries and Employee Benefits                                     2,150,140       2,086,884       1,057,655       1,043,713
Occupancy Expense                                                    401,105         385,307         203,153         184,270
Equipment and Supplies                                               506,327         497,574         244,883         260,642
Data Processing                                                      304,403         274,114         144,201         136,445
FDIC Insurance                                                        19,115          27,067           9,665          19,110
Advertising                                                           79,948          82,607          50,345          57,590
Other Operating Expenses                                           1,093,168       1,218,125         550,213         708,596
                                                                 -----------     -----------     -----------      ----------
      Total Other Expenses                                         4,554,206       4,571,678       2,260,115       2,410,366
                                                                 -----------     -----------     -----------      ----------

Income Before Income Taxes                                         2,894,792       2,676,093       1,521,625       1,425,728
Provision for Income Taxes                                           919,450         839,000         496,550         441,080
                                                                 -----------     -----------     -----------      ----------

NET INCOME                                                       $ 1,975,342     $ 1,837,093     $ 1,025,075      $  984,648
                                                                 ===========     ===========     ===========      ==========
Other Comprehensive Income (net of tax)                               66,964         266,866          48,353         539,454
                                                                 -----------     -----------     -----------      ----------
COMPREHENSIVE INCOME                                               2,042,306       2,103,959       1,073,428       1,524,102
                                                                 ===========     ===========     ===========      ==========


NET INCOME PER COMMON SHARE - Basic                              $      0.76     $      0.71     $      0.40      $     0.38
                                                                 ===========     ===========     ===========      ==========

NET INCOME PER COMMON SHARE - Diluted                            $      0.75     $      0.71     $      0.39      $     0.38
                                                                 ===========     ===========     ===========      ==========

Common Dividends Declared and Paid Per Share                     $      0.34     $      0.33     $      0.17      $     0.16
                                                                 ===========     ===========     ===========      ==========

Weighted Average Shares Outstanding - Basic                        2,593,121       2,578,789       2,593,121       2,578,789
                                                                 ===========     ===========     ===========      ==========

Weighted Average Shares Outstanding - Diluted                      2,638,556       2,595,568       2,638,943       2,597,217
                                                                 ===========     ===========     ===========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                For The Six Months Ended
                                                                                       June 30,
                                                                           ---------------------------------
                                                                               1998                1997
                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 $  1,975,342         $  1,837,093
Adjustments to Net Income:
    Provision for Possible Loan Losses                                          390,000              330,000
    Gains on Investment Securities                                             (143,694)             (94,931)
    Gains on Sale of Other Assets                                                (1,966)             (11,036)
    Gain on Sale of Land                                                             --             (167,000)
    Depreciation and Amortization                                               318,967              323,703
    Net Premium Amortization and Discount
      Accretion on Investment Securities                                         35,412               44,391
    Decrease (Increase) in Accrued Interest Receivable                           23,080             (249,586)
    (Decrease) Increase in Accrued Interest Payable                            (389,842)             248,752
    Increase in Other Assets                                                   (140,366)            (912,256)
    Deferred Loan Fees, Net                                                     (26,387)             (11,790)
    Increase in Other Liabilities                                               344,236              544,709
                                                                           ------------         ------------

Net Cash Provided by Operating Activities                                     2,384,782            1,882,049
                                                                           ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sales of Investment Securities Available for Sale          11,551,239            7,993,975
    Proceeds from Repayments and Maturities of Investment
        Securities Available for Sale                                        15,708,514            4,335,948
    Proceeds from Repayments and Maturities of Investment
        Securities Held to Maturity                                           1,327,000            2,390,000
    Purchases of Investment Securities Available for Sale                   (29,348,248)         (17,621,813)
    Proceeds from Sales of Other Real Estate Owned                              200,943              185,259
    Net Decrease (Increase) in Loans                                          5,710,556          (18,557,518)
    Purchases of Premises and Equipment, Net                                    (57,970)             369,462
                                                                           ------------         ------------

Net Cash Provided (Used) by Investing Activities                              5,092,034          (20,904,687)
                                                                           ------------         ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase in Demand and Savings
      Deposit Accounts                                                        1,514,198            3,786,421
    Net (Decrease) Increase in Certificates of Deposit                       (1,250,881)           2,483,758
    Net Increase in Repurchase Agreements                                            --               64,120
    Proceeds from the Exercise of Stock Options                                 128,072                   --
    Proceeds from Borrowings                                                 15,000,000            7,299,000
    Repayments of Borrowings                                                 (6,000,000)            (960,000)
    Cash Dividends Paid in Lieu of Fractional Shares                                 --               (6,026)
    Cash Dividends Paid                                                        (881,667)            (839,163)
                                                                           ------------         ------------

Net Cash Provided by Financing Activities                                     8,509,722           11,828,110
                                                                           ------------         ------------

Increase (Decrease) in Cash and Cash Equivalents                             15,986,538           (7,194,528)
Cash and Cash Equivalents at Beginning of Year                               15,638,396           20,893,654
                                                                           ------------         ------------
Cash and Cash Equivalents at End of Period                                 $ 31,624,934         $ 13,699,126
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


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1998, Statement of Financial Accounting Standard (SFAS) No. 132, "Employers Disclosure About Pension and Other Post-Retirement Benefits" was issued. This statement will require certain footnote disclosures related to pension and other retiree benefits. Implementation of this standard is required for fiscal year 1998.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. This standard requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and is applicable to interim periods. The Corporation has chosen to disclose comprehensive income in a separate income statement, in which the components of comprehensive income are displayed net of income taxes. The Corporation currently has one component of other comprehensive income which includes unrealized gains or losses on securities available for sale which is detailed as follows for the six months ended June 30, 1998 and 1997:

Other Comprehensive Income:

                                                June 30, 1998                              June 30, 1997
                                     -----------------------------------       ------------------------------------
                                     Before-Tax      Tax      Net-of-Tax       Before-Tax      Tax       Net-of-Tax
                                       Amount      Expense      Amount           Amount      Expense       Amount
                                       ------      -------      ------           ------      -------       ------
Unrealized gains on securities:

Unrealized holding gains
xarising during the period             $101,461     $34,497     $66,964          $404,343     $137,477     $266,866

Less: reclassification adjustment
for gain realized in net income               0           0           0                 0            0            0

Net unrealized gains                    101,461      34,497      66,964           404,343      137,477      266,866
                                       --------     -------     -------          --------     --------     --------
Other Comprehensive Income             $101,461     $34,497     $66,964          $404,343     $137,477     $266,866
                                       ========     =======     =======          ========     ========     ========




Accumulated Other Comprehensive Income:

                                            1998            1997
                                            ----            ----
Balance   January 1:                     $1,906,683      $1,199,083
Other Comprehensive Income, net              66,964         266,866
                                         ----------      ----------
Balance   June 30:                       $1,973,647      $1,465,949
                                         ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the Corporation) financial condition and results of operations for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.


RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1998 was $1,975,342, an increase of $138,249 from $1,837,093 for the six months ended June 30, 1997. Contributing to the overall increase were increases in net interest income, net investment securities gains and service fee income of $290,738, $48,763 and $44,133, respectively, and decreases in FDIC insurance, advertising, and other operating expenses of $7,952, $2,659 and $124,957, respectively. Offsetting the increases to net income was a decrease in other operating income of $122,957 and increases in the provision for loan losses, salaries and employee benefits, occupancy expense, equipment and supplies and data processing of $60,000, $63,256, $15,798, $8,753 and $30,289, respectively. Return-on-assets (ROA) for the first six months of 1998 was 1.23% compared to 1.21% for the first six months of 1997. Return-on-equity (ROE) for the first six months of 1998 was 12.74% compared to 13.24% for the first six months of 1997.

Net income for the second quarter of 1998 was $1,025,075, an increase of $40,427 from $984,648 for the second quarter of 1997. Contributing to the overall increase were increases in net interest income, net investment securities gains and service fee income of $76,188, $22,421 and $20,750, respectively, and decreases in equipment and supplies, FDIC insurance, advertising and other operating expenses of $15,759, $9,445, $7,245 and $158,383, respectively. Offsetting the increases to net income was a decrease in other operating income of $158,713 and increases in the provision for loan losses, salary and employee benefits, occupancy expense and data processing of $15,000, $13,942, $18,883 and $7,756, respectively. ROA and ROE for the second quarter of 1998 was 1.27% and 13.05%, respectively, compared to 1.26% and 14.01%, respectively, for the second quarter of 1997.


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

Total interest income increased $371,990 during the six months ended June 30, 1998 as compared to the same period in 1997. This increase was due to an increase in average earning assets of $16,059,531 offset by a decrease in the yield on earning assets to 8.01% at June 30, 1998, from 8.19% at June 30, 1997. Average loans increased $11,865,558 to $231,517,446 at June 30, 1998. The average yield on loans declined to 8.57% at June 30, 1998 compared to 8.65% at June 30, 1997. Average investment securities decreased $6,838,038 while the average yield also decreased from 6.87% at June 30, 1997 to 6.48% at June 30, 1998. Interest expense increased $127,457 during the first six months of 1998 as a result of an increase in total interest bearing funds of $7,597,812 offset by a slight decrease in average cost of funds from 4.34% at June 30, 1997 to 4.32% at June 30, 1998. Average interest bearing deposits decreased $104,825, consisting of a $3,506,378 decrease in time deposits and increases of $549,313 and $2,852,239 in savings, money market and interest checking deposits, respectively. Average borrowed funds increased $7,702,636 from June 30, 1997 to June 30, 1998.

Total interest income increased $60,225 during the second quarter of 1998 as compared to the same period in 1997. Contributing to this increase in interest income was an increase in average earning assets of $10,561,957 which was offset by a decrease in the yield on earning assets to 7.93% during the second quarter of 1998 from 8.18% during the second quarter of 1997. Average loans increased $5,184,402 which was offset by a decrease in the yield on average loans to 8.53% during the second quarter of 1998 from 8.66% during the second quarter of 1997. Average investment securities decreased $6,884,322 while the average yield also decreased to 6.28% during the second quarter of 1998 from 6.70% during the second quarter of 1997. Interest expense decreased $15,963 during the second quarter of 1998 compared to the second quarter of 1997 as a result of a decrease in the yield on average interest bearing funds from 4.37% in 1997 to 4.28% in 1998 offset by an increase in the average total interest bearing funds of $3,302,998. Average interest bearing deposits decreased $1,542,716, consisting of a $4,987,015 decrease in time deposits and increases of $791,400 and $2,752,899 in savings, money market and interest checking deposits, respectively. Average borrowed funds increased $4,845,713 for the second quarter of 1998 compared to the second quarter of 1997.

The Corporation's year-to-date net interest margin decreased from 4.80% as of June 30, 1997 to 4.71% as of June 30, 1998, resulting from a decrease in the yield on interest earning assets offset by a slight decrease in the average cost of funds paid on interest bearing liabilities. The Corporation's second quarter net interest margin decreased from 4.79% in 1997 to 4.68% in 1998, which was the result of a lower yield on interest earning assets offset by a lower average cost of funds paid on interest bearing liabilities.


PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses was $390,000 and $195,000 for the six and three month periods ended June 30, 1998, respectively, compared to $330,000 and $180,000, respectively, for the same periods in 1997. The Corporation had net charge-offs of $698,241 and $161,694 for the first six months of 1998 and 1997, respectively. The increase in net charge-offs was largely due to commercial loans charged-off related to one borrower during the second quarter of 1998. The charge-off of these loans related to this borrower had been anticipated by management and, therefore, had been placed on nonaccrual status and reserves were set aside for them. An increase in net charge-offs of installment loans is currently being addressed by management through the modification of existing underwriting guidelines and more aggressive collection efforts.

The Corporation's net charge-offs by loan type and changes in the reserve for loan losses were as follows:


                                                             FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                           1998              1997
                                                        ----------        ----------
Reserve for Loan Losses at Beginning of Year            $2,914,329        $2,578,504
Charge-Offs:
    Commercial, Financial and Agricultural Loans           398,681                --
    Real Estate Mortgage Loans                                  --            29,932
    Installment Loans                                      427,662           158,413
    Lease Financing                                         29,944            32,638
                                                        ----------        ----------
        Total Charge-Offs                                  856,287           220,983
Recoveries:
    Commercial, Financial and Agricultural Loans                --            36,870
    Real Estate Mortgage Loans                                  --               900
    Installment Loans                                      158,046            21,519
    Lease Financing                                             --                --
                                                        ----------        ----------
        Total Recoveries                                   158,046            59,289
                                                        ----------        ----------
Net Charge-Offs                                            698,241           161,694
Provision for Loan Losses                                  390,000           330,000
                                                        ----------        ----------
Reserve for Loan Losses at End of Period                $2,606,088        $2,746,810
                                                        ==========        ==========



OTHER INCOME

Other income decreased $29,511 from $857,025 for the six months ended June 30, 1997 to $827,514 for the six months ended June 30, 1998. The sales of certain investment securities available for sale and calls of certain investment securities being held to maturity during the first six months of 1998 resulted in net investment securities gains of $143,694 compared to $94,931 for the same period in 1997. Service fees increased to $375,881 for the first six months of 1998, from $331,198 for the first six months of 1997. Of this increase, $26,115 was attributed to increased net NSF charges and checking account fees during the first six months of 1998. Other operating income decreased $122,957. This overall decrease was mainly attributable to the sale of land owned by the bank in the second quarter of 1997 which resulted in a gain of $167,000. This was offset by an increase in money order fees of $10,578 and an increase in ATM surcharge fees of $44,685 during the first six months of 1998 versus the same period of 1997.

Other income decreased $115,542 during the second quarter, from $546,179 in 1997 to $430,637 in 1998. Other operating income decreased $158,713 due to a gain on the sale of land of $167,000 being recognized in the second quarter of 1997. The sales of certain investment securities available for sale and calls of certain investment securities being held to maturity and increased net NSF charges and checking account fees resulted in increases in net investment securities gains of $22,421 and service fees of $20,750, respectively, for the three months ended June 30, 1998 compared to the same period of 1997.


OTHER EXPENSES

Total other expenses for the first half of 1998 decreased $17,472 to $4,554,206 from $4,571,678 for the first half 1997. Salaries and employee benefits increased $63,256, reflecting normal salary and benefit increases, additional staffing to support the growth of the Corporation and the payroll tax effect of stock options exercised by employees. Occupancy expense increased $15,798, primarily due to an adjustment in property tax expense accruals during the first half of 1998 compared to the first half of 1997. Equipment and supplies expense increased $8,753 which was largely the result of increases in equipment maintenance contracts of $4,897 and equipment repair expense of $13,243 offset by a decrease in stationary and supplies of $11,945 during the first six months of 1998 compared to the same period in 1997. Data processing expense increased $30,289 largely due to the addition of an automated collection system during the second half of 1997 and partially due to the increase in the number of deposit and loan accounts and related per-account charges. Other operating expenses decreased by $124,957 for the first half of 1998, down from $1,218,125. This decrease was primarily due to a $250,000 decrease in losses which were recognized in 1997 largely related to transactions with one of NorthSide Bank's merchant credit card customers. This decrease was offset by increases in protection costs, audit expense, correspondent bank service charges, financial services, unreimbursed dealer reserve, and commercial loan expenses of $16,877, $17,313, $10,964, $7,029, $30,631 and $8,255, respectively, during the first half of 1998 compared to the first half of 1997.

Total other expenses for the second quarter of 1998 decreased $150,251 to $2,260,115 from $2,410,366 for the second quarter of 1997. Salaries and employee benefits increased $13,942, reflecting normal salary and benefit increases, temporary employee costs and increased medical insurance cost to the Corporation. Occupancy expense increased $18,883, primarily due to an adjustment in property tax expense accruals during the second quarter of 1998 compared to the second quarter of 1997. Equipment and supplies expense decreased $15,759 which was the result of decreases in equipment maintenance contracts, equipment rental, depreciation and stationary and supplies during the second quarter of 1998 compared to the same period in 1997. Data processing expense increased $30,289 largely due to the addition of an automated collection system during the second half of 1997 and partially due to the increase in the number of deposit and loan accounts and related per-account charges. Advertising expense decreased $7,245 to $50,345 for the second quarter of 1998 from $57,590 for the second quarter of 1997 which was due to the increased promotion-related expenses in 1997. Other operating expenses decreased to $158,383 for the second quarter of 1998, down from $708,596. This decrease was primarily due to a $250,000 decrease in losses which were recognized in 1997 primarily related to transactions with one of NorthSide Bank's merchant credit card customers. This decrease was offset by increases in audit expense, correspondent bank service charges, financial services, unreimbursed dealer reserve, Pennsylvania shares tax, commercial loan expenses, and holding company-related expenses of $9,470, $11,787, $5,644, $23,600, $6,604, $8,255 and $23,499, respectively, during the second quarter of 1998 compared to the second quarter of 1997.

In 1997, the Corporation initiated the process of analyzing its information systems and vendor supplied application systems to address any year 2000 issues relating to its business or operations. The process involves internal testing or obtaining certification of compliance then, if necessary, modifying or replacing certain hardware and software systems maintained by the Corporation as well as those provided by outside vendors. Management expects to have substantially all systems and applications compliant or near completion of any necessary remedial actions by the end of 1998. Failure of third parties or the Corporation to adequately resolve year 2000 issues could cause a disruption of operations resulting in additional unanticipated operating costs. Credit quality could be affected to the extent customer's financial positions are weakened as a result of year 2000 issues.

It is estimated that the total cumulative cost of this process will approximate $570,000 which includes costs associated with modifying systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred.


INCOME TAXES

The Corporation recorded an income tax provision of $919,450, for the six months ended June 30, 1998 compared to $839,000 for the six months ended June 30, 1997. The effective tax rates for the first half of 1998 and 1997 were 31.8% and 31.4%, respectively. The increase in effective tax rate is due mainly to the decrease in income earned on tax-exempt earning assets.

The Corporation recorded an income tax provision of $496,550, for the three months ended June 30, 1998 compared to $441,080 for the three months ended June 30, 1997. The effective tax rates for the first half of 1998 and 1997 were 32.6% and 30.9%, respectively. The increase in effective tax rate is due mainly to the decrease in income earned on tax-exempt earning assets.

FINANCIAL CONDITION

The Corporation's total assets were $330,859,862 at June 30, 1998, an increase of $10,530,292 from December 31, 1997. The purchases of investment securities available for sale resulted in an an increase of $2,293,959 since December 31, 1997. The maturities and calls of investment securities held to maturity resulted in a decrease of $1,331,722. Net loans decreased $6,772,275, from $232,254,506 at December 31, 1997 to $225,482,231 at June 30, 1998. Cash and due
from banks and federal funds sold increased $1,786,538 and $14,200,000, respectively, at June 30, 1998.

INVESTMENT SECURITIES

Investment securities available for sale increased $2,293,959 during the first half of 1998. The increase was due to increases of $861,341 in U.S. government agencies and by the purchase of $1,971,874 of trust preferred investments, offset by decreases of $1,142,884 in mortgage backed securities and $4,520 in obligations of state and political subdivisions which were due to a significant number of calls resulting from the current interest rate environment. Investment securities held to maturity decreased during the first six months of 1998 due to calls or maturities of certain investment securities.

A summary of investment securities available for sale is as follows:



                                                                             JUNE 30, 1998
                                               --------------------------------------------------------------------
                                                   AMORTIZED            GROSS UNREALIZED HOLDING             FAIR
                                                                    --------------------------------
                                                  COST               GAINS             LOSSES             VALUE
                                               -----------        ----------        -----------        ------------
U.S. Treasury Securities                       $ 6,198,208        $   28,422        $        --        $ 6,226,630
Obligations of U.S. Government Agencies         21,575,746           106,449              9,611         21,672,584
Mortgage-Backed Securities                      25,361,443           145,037            103,047         25,403,433
Obligations of State and Political                 553,676               406                913            553,169
Subdivisions
Trust Preferred                                  1,971,874                --                 --          1,971,874
Marketable Equity Securities                     1,822,063         2,823,630                 --          4,645,693
                                               -----------        ----------        -----------        -----------
                                               $57,483,010        $3,103,944        $   113,571        $60,473,383
                                               ===========        ==========        ===========        ===========

                                                                         DECEMBER 31, 1997
                                                -------------------------------------------------------------------
                                                 AMORTIZED           GROSS UNREALIZED HOLDING              FAIR
                                                                  -----------------------------
                                                   COST              GAINS             LOSSES              VALUE
                                               -----------        ----------        -----------        ------------
U.S. Treasury Securities                       $ 6,199,308        $   30,403        $     1,413        $ 6,228,298
Obligations of U.S. Government Agencies         20,657,983           174,423             21,163         20,811,243
Mortgage-Backed Securities                      26,385,529           204,861             44,073         26,546,317
Obligations of State and Political                 544,955             3,694                 --            548,649
Subdivisions
Marketable Equity Securities                     1,502,737         2,542,180                 --          4,044,917
                                               -----------        ----------        -----------        -----------
                                               $55,290,512        $2,955,561        $    66,649        $58,179,424
                                               ===========        ==========        ===========        ===========



A summary of investment securities held to maturity is as follows:


                                                                   JUNE 30, 1998
                                          --------------------------------------------------------------
                                           AMORTIZED         GROSS UNREALIZED HOLDING            FAIR
                                                            --------------------------
                                             COST             GAINS           LOSSES             VALUE
                                          ----------        --------        ----------        ----------
Obligations of State and Political        $3,705,597        $139,473                --        $3,845,070
Subdivisions
Corporate Bonds                              250,000        $ 20,143                --           270,143
                                          ----------        --------        ----------        ----------
                                          $3,955,597        $159,616                --        $4,115,213
                                          ==========        ========        ==========        ==========



                                                                 DECEMBER 31, 1997
                                          --------------------------------------------------------------
                                           AMORTIZED         GROSS UNREALIZED HOLDING            FAIR
                                                            --------------------------
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
                                          ==========        ========        ==========        ==========


LOANS

Loans, net of deferred fees, decreased to $225,482,231 at June 30, 1998. Decreases in nearly all loan categories during the first six months of 1998 were due to increasingly competitive market pricing and increases in the rate of prepayments. The most significant decline occured in indirect automobile loans which can be attributed to an overall drop in sales of automobiles to this point in 1998 versus 1997 and extremely aggressive pricing by manufacturer-owned finance subsidairies. Loans available for sale increased slightly to $3,569,208 at June 30, 1998, from $3,419,440 at December 31, 1997. This increase is attributable to the origination of student loans which are intended for sale in the secondary market in 1998.


The composition of loans is shown in the following table:

                                                JUNE 30,             DECEMBER 31,           INCREASE
                                                  1998                   1997              (DECREASE)
                                              -------------         -------------         -----------
Consumer Loans to Individuals                 $  90,511,821         $  95,357,873         $(4,846,052)
Mortgage
    Non-Residential                              26,048,356            29,385,042          (3,336,686)
    Residential                                  55,678,702            55,125,240             553,462
Commercial, Financial and Agricultural           38,086,832            37,831,540             255,292
Lines of Credit                                   5,395,254             5,487,417             (92,163)
Lease Financing                                   9,723,500             8,900,409             823,091
Nonaccrual Loans                                    880,620             1,355,617            (474,997)
                                              -------------         -------------         -----------
                                                226,325,085           233,443,138          (7,118,053)
Deferred Fees                                      (376,966)             (403,354)             26,388
                                              -------------         -------------         -----------
                                              $ 225,948,119         $ 233,039,784         $(7,091,665)
                                              =============         =============         ===========


A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At June 30, 1998, there was no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and, consequently, there was no additional required reserve for loan losses, compared to $471,181 and $235,591, respectively, at December 31, 1997. The average recorded investment in impaired loans was $403,869 during the first six months of 1998. There was no interest income related to impaired loans recognized on a cash basis during the six months ended June 30, 1998. There was no additional reserve required for impaired loans during the first six months of 1998.

NON-PERFORMING ASSETS

Non-performing assets increased slightly from $2,820,685 at December 31, 1997 to $2,839,420 at June 30, 1998. The increase in other assets held for sale of $193,874 and decrease in loans past due 90 days or more and still accruing of $120,578 were related to more aggressive collection and reposession efforts. The increase in other real estate owned of $420,436 and decrease in nonaccrual loans of $474,997 were largely related to the foreclosure on properties of one commercial borrower.

The following table presents the composition of non-performing assets and past due loans:

                                                     JUNE 30,        DECEMBER 31,
                                                       1998              1997
                                                    ----------        ----------
Nonaccrual Loans                                    $  880,620        $1,355,617
Other Real Estate Owned                                602,569           182,133
Other Assets Held For Sale                             263,584            69,710
                                                    ----------        ----------
    Total Non-Performing Assets                      1,746,773         1,607,460
Loans Past Due 90 Days or More and Still
Accruing                                             1,092,647         1,213,225
                                                    ----------        ----------
    Total Non-Performing Assets and Past Due
Loans                                               $2,839,420        $2,820,685
                                                    ==========        ==========

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at June 30, 1998 was $2,606,088 or 1.14% of total loans compared to $2,746,810 or 1.19% of total loans at June 30, 1997. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following table details the activity in the loan loss reserve for the six months ended June 30, 1998 and 1997.

                                                FOR THE SIX MONTHS ENDED
                                                       JUNE 30,
                                                 1998               1997
                                              ----------         ----------
Beginning Balance                             $2,914,329         $2,578,504
Provision                                        390,000            330,000
Net Charge-Offs                                  698,241            161,694
                                              ----------         ----------
    Ending Balance                            $2,606,088         $2,746,810
                                              ==========         ==========

Reserve for Loan Losses to Total Loans              1.14%              1.19%

LIABILITIES

Total liabilities were $299,272,130 at June 30, 1998, an increase of $9,282,131 from $289,989,999 at December 31, 1997. The increase in total liabilities was primarily the result of an increase in borrowed funds of $9,000,000.


DEPOSITS

Total deposits increased $263,316 from $268,726,614 at December 31, 1997 to $268,989,930 at June 30, 1998. The overall increase was primarily the result of increases of $2,902,877 and $872,364 in money-market and savings deposits, respectively, offset by decreases of $2,524,474 and $987,450 in demand and time deposits, respectively.

The composition of deposits is shown in the following table:

                                              JUNE 30,          DECEMBER 31,          INCREASE
                                                1998                1997             (DECREASE)
                                            ------------        ------------        -----------
Non-Interest Bearing Demand Deposits        $ 56,552,319        $ 57,112,908        $  (560,589)
Interest Bearing Demand Deposits              27,634,764          29,598,650         (1,963,886)
Savings Deposits                              38,392,602          37,520,238            872,364
Money Market Deposit Accounts                 55,114,925          52,212,048          2,902,877
Time Deposits + $100,000                      13,117,224          12,246,082            871,142
Time Deposits - $100,000                      78,178,096          80,036,688         (1,858,592)
                                            ------------        ------------        -----------
                                            $268,989,930        $268,726,614        $   263,316
                                            ============        ============        ===========


REPURCHASE AGREEMENTS

At June 30, 1998, the Corporation had no outstanding repurchase agreements.

BORROWED FUNDS

At June 30, 1998, the Corporation had outstanding borrowings of $24,000,000, of which $1,000,000 will mature during the next 12 months. The Corporation borrowed these funds as part of a community investment program to finance mortgage loans to lower income borrowers and for specific asset-liability management strategies. Borrowings are collateralized by qualifying securities and loans. These advances are subject to restrictions or penalties related to prepayments.

SHAREHOLDERS EQUITY

Consolidated shareholders' equity increased $1,248,161 from $30,339,571 at December 31, 1997 to $31,587,732 at June 30, 1998. This increase is the result of the retention of earnings, the issuance of new shares of common stock due to the exercise of employee/director stock options and an increase in net unrealized holding gains on securities available for sale offset by dividends paid to shareholders.

The Corporation continues to maintain a strong capital position in excess of current regulatory requirements. The Corporation's tier I risk-based capital ratio at June 30, 1998 was 12.53% compared to 12.53% at December 31, 1997. The Corporation's total risk-based capital ratio at June 30, 1998 was 13.68% compared to 13.78% at December 31, 1997. Regulatory requirements for tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.


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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At June 30, 1998, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in a negative impact of less than 1.0% on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in an increase in projected net interest income by less than 1.0% over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at June 30, 1998. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cashflow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that the interest rates on interest earning assets and interest earning liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

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

Based upon historical trends, the Corporation has typically considered all demand and savings deposits as core deposits and relatively non-rate sensitive. Such analysis is prepared, as required, presenting interest bearing demand deposits and savings deposits as repricing within the earliest period. As a result, a negative, or liability sensitive, cumulative interest GAP position of $46,382 is present in the first one-year GAP as of June 30, 1998. Results of simulation modeling and historical experience indicate, however, that the overall potential effect on net interest income should not have an adverse result of future financial performance.

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

Operating activities provided net cash of $2,384,782 during the first six months of 1998 compared to $1,882,049 during the first six months of 1997. The primary source of operating cash flows are net income adjusted for the effect of noncash expenses such as the provision for loan losses and depreciation.

Investing activities provided net cash of $5,092,034 during the first six months of 1998 compared to using net cash of $20,904,687 during the first six months of 1997. Cash was provided through the sales, calls and maturities of investment securities and the net decrease in loans and used by the purchase of investment securities and premises and equipment during the first quarter of 1998. The first six months of 1997 provided cash by sales, repayments, and maturities of investment securities and used cash by reinvesting in investment securities available for sale. Cash was also provided by net purchases of premises and equipment and used to fund the net increase in loan volume.

Financing activities provided net cash of $8,509,722 during the first half of 1998 compared to $11,828,110 during the first half of 1997. During the first quarter of 1998, cash was provided by an increase in demand and savings deposits and borrowings and used by a decrease in certificates of deposits, matured borrowings and dividends paid to shareholders. During the first six months of 1997, cash was provided by an increase in certificate of deposit accounts and non-interest demand deposit accounts resulting from specific product promotions. Cash was also provided by borrowings and repurchase agreements and used by matured borrowings and cash dividends paid to shareholders.

PART II - OTHER INFORMATION

Items 1-3.        Not applicable pursuant to the instructions to Part II.

Item 4.           Submission of Matters for a Vote of Security Holders

                  An annual meeting of shareholders of the Corporation was held on April 28, 1998, for the purpose of (a)electing 5 directors,
                  (b)ratifying the appointment of Deloitte & Touche, L.L.P., Certified Public Accountants, as the independent auditors and accountants for the Corporation, (c)amending Article 4 of the Articles of Incorporation to increase the number of authorized shares of the Corporation's common stock from 5,000,000 shares to 10,000,000 shares, and (d)adding a new Article (Article 12) to the Articles of Incorporation which would provide that fundamental transactions such as a merger, acquisition or sale of all or substantially all of the assets of the Corporation, requires the approval of 75% of the outstanding shares of the Corporation unless first approved by 75% of the Board of Directors, in which case the approval of only 51% of the outstanding shares is required to approve the transaction and would provide that this new Article shall not be amended except by the affirmative vote of 75% of the outstanding shares.

         (a) All 5 nominees were elected and the votes for and against/withheld were as follows:

                          NOMINEE                    FOR              AGAINST
                   Nicholas C. Geonopulos         1,994,521            4,779
                   Lloyd G. Gibson                1,993,321            5,979
                   Charles S. Lenzner             1,994,521            4,779
                   David W. McConnell             1,994,521            4,779
                   Kenneth L. Rall                1,994,521            4,779


         (b) The appointment of Deloitte & Touche, L.L.P., as independent auditors and accountants was ratified with a vote of 1,916,211 for and 9,600 against/witheld or abstaining.

         (c) The amendment of Article 4 of the Articles of Incorporation was ratified with a vote of 1,861,423 for and 64,388 against/withheld or abstaining.

         (d) The addition of Article 12 to the Articles of Incorporation was ratified with a vote of 1,653,133 for and 69,370 against/withheld or abstaining.

                  With respect to the above matters, each holder of the Corporation's common stock was entitled to one vote per share. The number of shares of common stock outstanding and entitled to vote as of April 10, 1998, the record date, was 2,589,435.

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

         (b)      Reports on Form 8-K:   None

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



                                                        NSD BANCORP, INC.
                                                       -------------------
                                                           (Registrant)




Dated:                August 13, 1998         /S/ Lloyd G. Gibson
                                              -------------------
                                              Lloyd G. Gibson
                                              President and Chief
                                              Executive Officer




Dated:                August 13, 1998         /S/ James P. Radick
                                              -------------------
                                              James P. Radick
                                              Vice President, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)