Form 10-Q
period 1998-09-30
NSD BANCORP INC
filed 1998-11-10
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                       OR

( )  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to
                                                        -----------  ----------

                           Commission File No. 0-22124


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

The number of shares outstanding of the Registrant's common stock as of October 31, 1998 was:

          Common Stock, $1.00 par value - 2,600,854 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1998

                                      INDEX

                                                                          Page
                                                                          ----
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet - September 30, 1998
         and December 31, 1997                                              3

         Consolidated Statement of Income - For the Three and
         Nine Months Ended September 30, 1998 and 1997                      4

         Consolidated Statement of Cash Flows - For the Nine
         Months Ended September 30, 1998 and 1997                           5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  22

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                       September 30,      December 31,
ASSETS                                                                                     1998               1997
                                                                                       -------------      -----------
Cash and Due From Banks                                                              $  14,761,510      $  13,638,396
Federal Funds Sold                                                                      10,200,000          2,000,000
Investment Securities Available for Sale (Amortized Cost of
    $67,812,112 at September 30, 1998 and $55,290,512 at
    December 31, 1997)                                                                  70,472,612         58,179,424
Investment Securities Held to Maturity (Market Value of $3,940,791
    at September 30, 1998 and $5,459,499 at December 31, 1997)                           3,745,923          5,287,319
Loans Available for Sale                                                                 3,803,200          3,419,440
Loans, Net of Deferred Fees                                                            221,649,213        233,039,784
Unearned Income                                                                         (1,663,113)        (1,290,389)
Reserve for Loan Losses                                                                 (2,696,423)        (2,914,329)
                                                                                     -------------      -------------
    Loans, Net                                                                         221,092,877        232,254,506
Premises and Equipment, Net                                                              2,820,984          3,095,629
Accrued Interest Receivable                                                              1,909,090          2,116,439
Other Real Estate Owned and Assets
    Held for Sale                                                                          849,593            369,416
Other Assets                                                                             3,282,626          3,388,441
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $ 329,135,215      $ 320,329,570
                                                                                     =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-Interest Bearing                                                             $  52,802,969      $  57,112,908
    Interest Bearing                                                                   211,735,771        211,613,706
                                                                                     -------------      -------------
    Total Deposits                                                                     264,538,740        268,726,614
Borrowed Funds:
    Short-Term Borrowings                                                                1,000,000          6,000,000
    Long-Term Borrowings                                                                25,000,000          9,000,000
                                                                                     -------------      -------------
    Total Borrowed Funds                                                                26,000,000         15,000,000
Accrued Interest Payable                                                                 4,541,939          4,783,086
Other Liabilities                                                                        1,969,539          1,480,299
                                                                                     -------------      -------------
Total Liabilities                                                                      297,050,218        289,989,999
Common Stock $1 Par Value; 10,000,000 shares authorized,
    2,602,754 issued and 2,602,354 outstanding at September 30, 1998
    and 2,856,999 issued and outstanding at December 31, 1997                            2,602,754          2,586,999
Treasury Stock at cost, 400 shares at September 30, 1998                                   (11,400)                 0
Capital Surplus                                                                          7,849,959          7,633,361
Net Unrealized Holding Gains on Investment Securities Available for Sale                 1,755,931          1,906,683
Retained Earnings                                                                       19,887,753         18,212,528
                                                                                     -------------      -------------
Total Shareholders' Equity                                                              32,084,997         30,339,571
                                                                                     -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 329,135,215      $ 320,329,570
                                                                                     =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                                NSD BANCORP, INC
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                   For the Nine Months Ended       For the Three Months Ended
                                                                         September 30,                   September 30,
                                                                 -----------------------------     ----------------------------
NET INTEREST INCOME                                                  1998             1997            1998              1997
                                                                 ------------      -----------     -----------      -----------
Loans, Including Fees                                            $ 14,700,794      $14,450,589     $ 4,875,896      $ 5,043,769
Investment Securities:
  Taxable                                                           2,537,669        2,754,708         924,335          943,006
  Tax-Exempt                                                          198,413          361,376          60,162          102,657
  Dividends                                                           114,385           88,811          39,454           30,681
Interest Bearing Deposits                                              14,675            3,790           7,317              989
Federal Funds Sold                                                    584,497           70,917         219,559            3,574
                                                                  -----------      -----------     -----------      -----------
      Total Interest Income                                        18,150,433       17,730,191       6,126,723        6,124,676
                                                                  -----------      -----------     -----------      -----------

Interest on Deposits                                                6,662,356        6,827,199       2,236,261        2,331,546
Interest on Borrowed Funds:
    Repurchase Agreements and Fed Funds Purchased                          --          149,137              --           99,165
    Federal Home Loan Bank Advances                                   881,202          475,195         295,071          136,051
                                                                  -----------      -----------     -----------      -----------
      Total Interest Expense                                        7,543,558        7,451,531       2,531,332        2,566,762
                                                                  -----------      -----------     -----------      -----------

Net Interest Income                                                10,606,875       10,278,660       3,595,391        3,557,914
                                                                  -----------      -----------     -----------      -----------

Provision for Possible Loan Losses                                    585,000          525,000         195,000          195,000
                                                                  -----------      -----------     -----------      -----------
Net Interest Income After Provision for Possible Loan Losses       10,021,875        9,753,660       3,400,391        3,362,914
                                                                  -----------      -----------     -----------      -----------

OTHER INCOME

Net Investment Securities Gains                                       175,975           95,803          32,281              872
Service Fees                                                          572,178          515,384         196,297          184,186
Other Operating Income                                                428,151          567,178         120,212          136,282
                                                                  -----------      -----------     -----------      -----------
      Total Other Income                                            1,176,304        1,178,365         348,790          321,340
                                                                  -----------      -----------     -----------      -----------

OTHER EXPENSES

Salaries and Employee Benefits                                      3,243,910        3,144,669       1,093,770        1,057,785
Occupancy Expense                                                     608,661          583,716         207,556          198,408
Equipment and Supplies                                                761,984          760,096         255,657          262,523
Data Processing                                                       461,545          410,150         157,142          136,035
FDIC Insurance                                                         28,447           38,201           9,332           11,134
Advertising                                                           111,224          116,152          31,276           55,320
Other Operating Expenses                                            1,578,041        1,728,734         484,873          488,835
                                                                  -----------      -----------     -----------      -----------
      Total Other Expenses                                          6,793,812        6,781,718       2,239,606        2,210,040
                                                                  -----------      -----------     -----------      -----------

Income Before Income Taxes                                          4,404,367        4,150,307       1,509,575        1,474,214
Provision for Income Taxes                                          1,405,450        1,347,750         486,000          508,750
                                                                  -----------      -----------     -----------      -----------

NET INCOME                                                        $ 2,998,917      $ 2,802,557     $ 1,023,575      $   965,464
                                                                  ===========      ===========     ===========      ===========
Other Comprehensive Income (net of tax)                              (150,752)         539,190        (217,716)            (264)
                                                                  -----------      -----------     -----------      -----------
COMPREHENSIVE INCOME                                                2,848,165        3,341,747         805,859          965,200
                                                                  ===========      ===========     ===========      ===========


NET INCOME PER COMMON SHARE - BASIC                                     $1.16            $1.09           $0.39            $0.37
                                                                  ===========      ===========     ===========      ===========

NET INCOME PER COMMON SHARE - DILUTED                                   $1.14            $1.08           $0.39            $0.37
                                                                  ===========      ===========     ===========      ===========

Common Dividends Declared and Paid Per Share                            $0.51            $0.49           $0.17            $0.17
                                                                  ===========      ===========     ===========      ===========

Weighted Average Shares Outstanding - Basic                         2,595,475        2,578,789       2,600,184        2,578,789
                                                                  ===========      ===========     ===========      ===========

Weighted Average Shares Outstanding - Diluted                       2,638,825        2,597,845       2,639,376        2,602,399
                                                                  ===========      ===========     ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          For The Nine Months Ended
                                                                                 September 30,
                                                                        ------------------------------
                                                                            1998             1997
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                              $  2,998,917      $  2,802,557
Adjustments to Net Income:
    Provision for Possible Loan Losses                                       585,000           525,000
    Gains on Investment Securities                                          (175,975)          (95,803)
    (Gains) Losses on Sale of Other Assets                                    (6,373)            3,965
    Gain on Sale of Land                                                          --          (167,000)
    Depreciation and Amortization                                            473,144           482,835
    Net Premium Amortization and Discount
      Accretion on Investment Securities                                      56,645            42,987
    Decrease (Increase) in Accrued Interest Receivable                       207,349           (17,587)
    (Decrease) Increase in Accrued Interest Payable                         (241,147)          211,822
    Decrease (Increase) in Other Assets                                      110,152          (889,807)
    Deferred Loan Fees, Net                                                  (45,843)          (12,363)
    Increase in Other Liabilities                                            438,986           556,412
                                                                        ------------      ------------

Net Cash Provided by Operating Activities                                  4,400,855         3,443,018
                                                                        ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sales of Investment Securities Available for Sale       13,815,947         9,960,691
    Proceeds from Repayments and Maturities of Investment
        Securities Available for Sale                                     27,824,805        12,568,226
    Proceeds from Repayments and Maturities of Investment
        Securities Held to Maturity                                        1,527,000         3,185,000
    Purchases of Investment Securities Available for Sale                (54,047,575)      (23,000,897)
    Proceeds from Sales of Other Real Estate Owned                           292,763           185,259
    Net Decrease (Increase) in Loans                                       9,859,783       (19,949,169)
    Net (Increase) Decrease in Premises & Equipment                          (59,851)          489,828
                                                                        ------------      ------------

Net Cash Used by Investing Activities                                       (787,128)      (16,561,062)
                                                                        ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net Decrease in Demand and Savings Deposit Accounts                   (4,684,295)       (3,121,278)
    Net Increase in Certificates of Deposit                                  496,421         1,578,040
    Net Decrease in Repurchase Agreements                                         --        (1,911,184)
    Proceeds from the Exercise of Stock Options                              232,353                --
    Proceeds from Borrowings                                              22,000,000        23,500,000
    Repayments of Borrowings                                             (11,000,000)      (13,060,000)
    Cash Dividends Paid in Lieu of Fractional Shares                              --            (6,026)
    Increase in Treasury Stock                                               (11,400)               --
    Cash Dividends Paid                                                   (1,323,692)       (1,268,987)
                                                                        ------------      ------------

Net Cash Provided by Financing Activities                                  5,709,387         5,710,565
                                                                        ------------      ------------

Increase (Decrease) in Cash and Cash Equivalents                           9,323,114        (7,407,479)
Cash and Cash Equivalents at Beginning of Year                            15,638,396        20,893,654
                                                                        ------------      ------------
Cash and Cash Equivalents at End of Period                              $ 24,961,510      $ 13,486,175
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

Other Comprehensive Income:

                                               September 30, 1998                     September 30, 1997
                                      -----------------------------------     -----------------------------------
                                      Before-Tax     Tax       Net-of-Tax     Before-Tax     Tax       Net-of-Tax
                                        Amount      Expense      Amount         Amount      Expense     Amount
                                      ----------  -----------  ----------     ----------  -----------  ----------
Unrealized gains on securities:
Unrealized holding gains arising
during the period                      $(228,411)   $(77,659)   $(150,752)       $816,955    $277,765    $539,190

Less: reclassification adjustment
for gain realized in net income                0           0            0               0           0           0

Net unrealized gains                    (228,411)    (77,659)    (150,752)        816,955     277,765     539,190
                                       ---------    --------    ---------        --------    --------    --------

Other Comprehensive Income             $(228,411)   $(77,659)   $(150,752)       $816,955    $277,765    $539,190
                                       =========    ========    =========        ========    ========    ========

Accumulated Other Comprehensive Income:
                                                     1998            1997
                                                  ----------      ----------
Balance,  January 1:                              $1,906,683      $1,199,083

Other Comprehensive Income, net                    (150,752)         539,190
                                                  ----------      ----------

Balance,  September 30:                           $1,755,931      $1,738,273
                                                  ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the Corporation) financial condition and results of operations for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 and a similar analysis for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.


RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1998 was $2,998,917, an increase of $196,360 from $2,802,557 for the nine months ended September 30, 1997. Contributing to the overall increase were increases in net interest income, net investment securities gains and service fee income of $328,215, $80,172 and $56,794, respectively, and decreases in FDIC insurance, advertising, and other operating expenses of $9,754, $4,928 and $150,693, respectively. Offsetting the increases to net income was a decrease in other operating income of $139,027 and increases in the provision for loan losses, salaries and employee benefits, occupancy expense and data processing of $60,000, $99,241, $24,945 and $51,395, respectively. Return-on-assets (ROA) for the first nine months of 1998 was 1.24% compared to 1.23% for the first nine months of 1997. Return-on-equity (ROE) for the first nine months of 1998 was 12.70% compared to 13.49% for the first nine months of 1997.

Net income for the third quarter of 1998 was $1,023,575, an increase of $58,111 from $965,464 for the third quarter of 1997. Contributing to the overall increase were increases in net interest income, net investment securities gains and service fee income of $37,477, $31,409 and $12,111, respectively, and decreases in equipment and supplies, FDIC insurance, advertising and other operating expenses of $6,866, $1,802, $24,044 and $3,962, respectively. Offsetting the increases to net income was a decrease in other operating income of $16,070 and increases in salaries and employee benefits, occupancy expense and data processing of $35,985, $9,148 and $21,107, respectively. ROA and ROE for the third quarter of 1998 was 1.24% and 12.61%, respectively, compared to 1.21% and 13.23%, respectively, for the third quarter of 1997.


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

Total interest income increased $362,188 during the nine months ended September 30, 1998 as compared to the same period in 1997. This increase was due to an increase in average earning assets of $13,787,529 offset by a decrease in the yield on average earning assets to 7.99% at September 30, 1998, from 8.20% at September 30, 1997. Average loans increased $5,393,315 to $229,180,219 at September 30, 1998. The yield on average loans declined to 8.59% at September 30, 1998 compared to 8.64% at September 30, 1997. Average investment securities decreased $4,250,793 while the yield also decreased from 6.83% at September 30, 1997 to 6.40% at September 30, 1998. Interest expense increased $92,027 during the first nine months of 1998 as a result of an increase in average total interest bearing funds of $6,599,729 offset by a slight decrease in the cost of funds from 4.38% at September 30, 1997 to 4.31% at September 30, 1998. Average interest bearing deposits decreased $847,381, consisting of a $3,848,751 decrease in time deposits and increases of $584,996 and $2,416,374 in savings and money market and interest checking deposits, respectively. Average borrowed funds increased $7,447,110 for the nine months ended September 30, 1998 over the same period in 1997.

Total interest income decreased $29,265 during the third quarter of 1998 as compared to the same period in 1997. Contributing to this decrease in interest income was a decrease in the yield on average earning assets to 7.89% for the third quarter of 1998 from 8.17% for the third quarter of 1997 offset by an increase in average earning assets of $9,042,889. Average loans during the third quarter of 1998 decreased $7,551,172 over the same period last year. The yield on average loans declined slightly to 8.61% for the third quarter of 1998 from 8.63% for the third quarter of 1997. Average investment securities increased $723,026 while the yield decreased to 6.10% during the third quarter of 1998 from 6.60% during the third quarter of 1997. For the third quarter of 1998, interest expense decreased $35,430 from the third quarter of 1997. This was the result of a decrease in the yield on average interest bearing funds from 4.43% in 1997 to 4.29% in 1998 offset by an increase in the average total interest bearing funds of $4,603,565. Average interest bearing deposits decreased $2,332,495, consisting of a $4,533,499 decrease in time deposits and increases of $656,361 and $1,544,643 in savings and money market and interest checking deposits, respectively. Average borrowed funds increased $6,936,060 for the three months ended September 30, 1998 over the same period in 1997.

The Corporation's year-to-date net interest margin decreased from 4.80% as of September 30, 1997 to 4.71% as of September 30, 1998, resulting from a decrease in the yield on average interest earning assets offset by a slight decrease in the cost of funds paid on average interest bearing liabilities. The Corporation's third quarter net interest margin decreased from 4.78% in 1997 to 4.65% in 1998, which was the result of a lower yield on average interest earning assets offset by a lower cost of funds paid on average interest bearing liabilities.


PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses was $585,000 and $195,000 for the nine and three month periods ended September 30, 1998, respectively, compared to $525,000 and $195,000, respectively, for the same periods in 1997. The Corporation had net charge-offs of $802,906 and $191,507 for the first nine months of 1998 and 1997, respectively. The increase in net charge-offs was largely due to commercial loans charged-off related to one borrower during the second quarter of 1998. The charge-off of these loans related to this borrower had been anticipated by management and, therefore, had been placed on non-accrual status and reserves were set aside for them. An increase in net charge-offs of installment loans is currently being addressed by management through the modification of existing underwriting guidelines and more aggressive collection efforts.

The Corporation's net charge-offs by loan type and changes in the reserve for loan losses were as follows:


                                                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,

                                                        1998           1997
                                                     ----------     ----------
Reserve for Loan Losses at Beginning of Year         $2,914,329     $2,578,504

Charge-Offs:

    Commercial, Financial and Agricultural Loans        398,681         23,338

    Real Estate Mortgage Loans                               --         29,932

    Installment Loans                                   398,960        214,257

    Lease Financing                                      36,309         37,268
                                                     ----------     ----------
        Total Charge-Offs                               833,950        304,795

Recoveries:

    Commercial, Financial and Agricultural Loans             --         80,133

    Real Estate Mortgage Loans                               --          1,350

    Installment Loans                                    29,844         31,804

    Lease Financing                                       1,200             --
                                                     ----------     ----------
        Total Recoveries                                 31,044        133,287
                                                     ----------     ----------
Net Charge-Offs                                         802,906        191,508

Provision for Loan Losses                               585,000        525,000
                                                     ----------     ----------

Reserve for Loan Losses at End of Period             $2,696,423     $2,911,996
                                                     ==========     ==========

OTHER INCOME

Other income decreased $2,061 from $1,178,365 for the nine months ended September 30, 1997 to $1,176,304 for the nine months ended September 30, 1998. The sales of certain investment securities available for sale and calls of certain investment securities being held to maturity during the first nine months of 1998 resulted in net investment securities gains of $175,975 compared to $95,803 for the same period in 1997. Service fees increased to $572,178 for the first nine months of 1998, from $515,384 for the first nine months of 1997. Of this increase, $50,497 was attributed to increased net NSF charges and checking account fees during the first nine months of 1998. Other operating income decreased $139,027. This overall decrease was mainly attributable to the sale of land owned by the bank in the second quarter of 1997 resulting in a gain of $167,000. This was offset by an increase in money order fees of $21,764 and an increase in ATM surcharge fees of $70,305 during the first nine months of 1998 versus the same period of 1997.

Other income increased $27,450 during the third quarter, from $321,340 in 1997 to $348,790 in 1998. The sales of certain investment securities available for sale and calls of certain investment securities being held to maturity and increased net NSF charges and checking account fees resulted in increases in net investment securities gains of $31,409 and service fees of $12,111, respectively, for the three months ended September 30, 1998 compared to the same period of 1997. The overall increase was offset by a decrease in other operating income of $16,070. This decrease was largely the result of a $36,863 gain on the sale of NorthSide Bank's merchant credit card portfolio that occurred in the third quarter of 1997 and is offset by an increase in ATM surcharge fee income of $25,620 during the third quarter of 1998.


OTHER EXPENSES

Total other expenses for the first nine months of 1998 increased $12,094 to $6,793,812 from $6,781,718 for the first nine months of 1997. Salaries and employee benefits increased $99,241, reflecting normal salary and benefit increases, additional staffing to support the growth of the Corporation and the payroll tax effect of stock options exercised by employees. Occupancy expense increased $24,945, primarily due to an adjustment in property tax expense accruals during the first nine months of 1998 compared to the same period in 1997. Equipment and supplies expense increased $1,888 during the first nine months of 1998 over the same period of 1997. This net increase was primarily the result of increases in equipment repair expense and general office expense $23,323 and $5,760, respectively, offset by decreases in equipment maintenance contracts, vehicle expense and stationary and supplies expense of $7,767, $3,448 and $17,076, respectively. Data processing expense increased $51,395 largely due to the addition of an automated collection system during the second half of 1997 and partially due to the increase in the number of deposit and loan accounts and related per-account charges. Other operating expenses decreased $150,693 for the first nine months of 1998, down from $1,728,734. This decrease was primarily due to a $250,000 decrease in account-related losses that were recognized in 1997 and were largely related to transactions with one of NorthSide Bank's merchant credit card customers. This decrease was offset by protection costs, audit expense, correspondent bank service charges, financial services, and unreimbursed dealer reserve of $15,271, $26,977, $10,139, $13,494 and $44,993, respectively, during the first nine months of 1998 compared to the same period of 1997.

Total other expenses for the third quarter of 1998 increased $29,566 to $2,239,606 from $2,210,040 for the third quarter of 1997. Salaries and employee benefits increased $35,985 which was primarily the result of an increase in the commercial lending salaries expense, the tax-related expense of stock options exercised by employees during the third quarter of 1998, and increased medical insurance costs to the Corporation. Occupancy expense increased $9,148, primarily due to an adjustment in property tax expense accruals during the third quarter of 1998 compared to the third quarter of 1997. Equipment and supplies expense decreased $6,866 which was the result of decreases in equipment maintenance contracts, depreciation and stationary and supplies offset by an increase in equipment repair expense during the third quarter of 1998 compared to the same period in 1997. Data processing expense increased $21,107 largely due to the increase in the number of deposit and loan accounts and related per-account charges and increased ATM network expenses. Advertising expense decreased $24,044 to $31,276 for the third quarter of 1998 from $55,320 for the third quarter of 1997 which was due to increased promotion-related expenses in 1997. Other operating expenses experienced a net decrease to $484,873 for the third quarter of 1998, down from $488,835. This net decrease was primarily comprised of decreases in federal reserve service charges, installment loan dealer commissions and teller out-of-balance expenses of $13,291, $15,745 and $9,190, respectively, and primarily offset by increases in telephone expense, student loan processing fees, asset recovery expense, unreimbursed dealer reserve, financial services, Pennsylvania shares tax and audit expense of $6,933, $4,381, $9,699, $14,363, $6,466, $6,604, and $9,664, respectively, during the third quarter of 1998 compared to the third quarter of 1997.

In 1997, the Corporation initiated the process of analyzing its information systems and vendor supplied application systems to address any year 2000 issues relating to its business or operations. The process involves internal testing or obtaining certification of compliance then, if necessary, modifying or replacing certain hardware and software systems maintained by the Corporation as well as those provided by outside vendors. Management expects to have substantially all systems and applications compliant or near completion of any necessary remedial actions by the end of 1998. Failure of third parties or the Corporation to adequately resolve year 2000 issues could cause a disruption of operations resulting in additional unanticipated operating costs. Credit quality could be affected to the extent customer's financial positions are weakened as a result of year 2000 issues. It is estimated that the total cumulative cost of this process will approximate $570,000 and includes costs associated with modifying systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred.

INCOME TAXES

The Corporation recorded an income tax provision of $1,405,450, for the nine months ended September 30, 1998 compared to $1,347,750 for the nine months ended September 30, 1997. The effective tax rates for the nine months ended September 30, 1998 and 1997 were 31.9% and 32.5%, respectively. The decrease in effective tax rate is due mainly to a tax benefit available to the Corporation related to the exercise of stock options by employees during 1998.

The Corporation recorded an income tax provision of $486,000, for the three months ended September 30,1998 compared to $508,750 for the three months ended September 30, 1997. The effective tax rates for the third quarter of 1998 and 1997 were 32.2% and 34.5%, respectively. The decrease in effective tax rate is due mainly to a tax benefit available related to the exercise of stock options by employees during the third quarter of 1998.


FINANCIAL CONDITION

The Corporation's total assets were $329,135,215 at September 30, 1998, an increase of $8,805,645 from December 31, 1997. The purchases of investment securities available for sale resulted in an increase of $12,293,188 since December 31, 1997. The maturity and calls of investment securities held to maturity resulted in a decrease of $1,541,396. Net loans decreased $11,161,629, from $232,254,506 at December 31, 1997 to $221,092,877 at September 30, 1998.
Cash and due from banks and federal funds sold increased $1,123,114 and $8,200,000, respectively, at September 30, 1998.


INVESTMENT SECURITIES

Investment securities available for sale increased $12,293,188 during the first nine months of 1998. The overall increase was the result of net increases in mortgage-backed securities and trust-preferred securities of $11,834,546 and $6,687,047, respectively. These increases were offset by a decrease in U.S. government agencies of $6,786,816. U.S. treasuries, obligations of state and political subdivisions and marketable equity securities remained relatively flat with slight changes in current market value adjustments. Investment securities held to maturity decreased $1,518,708 during the first nine months of 1998 due to the maturity or calls of certain investment securities.

A summary of investment securities available for sale is as follows:



                                                                         SEPTEMBER 30, 1998
                                                   -----------------------------------------------------------
                                                                     GROSS UNREALIZED HOLDING
                                                     AMORTIZED      ---------------------------       FAIR
                                                       COST           GAINS            LOSSES         VALUE
                                                    -----------     ----------        --------     -----------
U.S. Treasury Securities                            $ 6,217,718     $   36,631        $  2,227     $ 6,252,122

Obligations of U.S. Government Agencies              13,887,205        137,222              --      14,024,427

Mortgage-Backed Securities                           38,447,596        140,117         206,850      38,380,863

Obligations of State and Political Subdivisions         553,603         11,541              --         565,144

Trust Preferred                                       6,833,926         39,518         186,397       6,687,047

Marketable Equity Securities                          1,872,064      2,690,945              --       4,563,009
                                                    -----------     ----------        --------     -----------
                                                    $67,812,112     $3,055,974        $395,474     $70,472,612
                                                    ===========     ==========        ========     ===========



                                                                          DECEMBER 31, 1997
                                                    ----------------------------------------------------------
                                                                     GROSS UNREALIZED HOLDING
                                                     AMORTIZED      ---------------------------       FAIR
                                                       COST           GAINS            LOSSES         VALUE
                                                    -----------     ----------        --------     -----------
U.S. Treasury Securities                            $ 6,199,308     $   30,403         $ 1,413     $ 6,228,298

Obligations of U.S. Government Agencies              20,657,983        174,423          21,163      20,811,243

Mortgage-Backed Securities                           26,385,529        204,861          44,073      26,546,317

Obligations of State and Political Subdivisions         544,955          3,694              --         548,649

Marketable Equity Securities                          1,502,737      2,542,180              --       4,044,917
                                                    -----------     ----------        --------     -----------
                                                    $55,290,512     $2,955,561         $66,649     $58,179,424
                                                    ===========     ==========         =======     ===========

A summary of investment securities held to maturity is as follows:

                                                                      SEPTEMBER 30, 1998
                                                    -----------------------------------------------------
                                                                   GROSS UNREALIZED HOLDING
                                                    AMORTIZED      ------------------------      FAIR
                                                       COST          GAINS           LOSSES      VALUE
                                                    ----------     --------          ------    ----------
Obligations of State and Political Subdivisions     $3,495,923     $171,418             --     $3,667,341

Corporate Bonds                                        250,000       23,450             --        273,450
                                                    ----------     --------          ------    ----------
                                                    $3,745,923     $194,868             --     $3,940,791
                                                    ==========     ========          ======    ==========


                                                                         DECEMBER 31, 1997
                                                    -----------------------------------------------------
                                                                   GROSS UNREALIZED HOLDING
                                                    AMORTIZED      ------------------------      FAIR
                                                       COST          GAINS           LOSSES      VALUE
                                                    ----------     --------          ------    ----------
Obligations of State and Political Subdivisions     $5,037,319     $172,180             --     $5,209,499

Corporate Bonds                                        250,000           --             --        250,000
                                                    ----------     --------          ------    ----------
                                                    $5,287,319     $172,180             --     $5,459,499
                                                    ==========     ========          ======    ==========


LOANS

Loans, net of deferred fees, decreased to $221,649,213 at September 30, 1998. Decreases in all loan categories other than lease financing during the first nine months of 1998 were due to increasingly competitive market pricing and an increase in the rate of prepayments. The most significant decline occurred in indirect automobile loans and can be attributed to an overall drop in sales of automobiles to this point in 1998 versus 1997 and extremely aggressive pricing by manufacturer-owned finance subsidiaries. Loans available for sale increased slightly to $3,803,200 at September 30, 1998, from $3,419,440 at December 31, 1997. This increase is attributable to the origination of student loans that are intended for sale in the secondary market in 1998.

The composition of loans is shown in the following table:

                                            SEPTEMBER 30,      DECEMBER 31,        INCREASE
                                                1998               1997           (DECREASE)
                                            ------------       ------------      ------------
Consumer Loans to Individuals               $ 90,767,214       $ 95,357,873      $ (4,590,659)

Mortgage

    Non-Residential                           28,129,864         29,385,042        (1,255,178)

    Residential                               52,604,174         55,125,240        (2,521,066)

Commercial, Financial and Agricultural        33,758,352         37,831,540        (4,073,188)

Lines of Credit                                5,445,412          5,487,417           (42,005)

Lease Financing                               10,547,189          8,900,409         1,646,780

Nonaccrual Loans                                 754,519          1,355,617          (601,098)
                                            ------------       ------------      ------------
                                             222,006,724        233,443,138       (11,436,414)

Deferred Fees                                   (357,511)          (403,354)           45,843
                                            ------------       ------------      ------------
                                            $221,649,213       $233,039,784      $(11,390,571)
                                            ============       ============      ============


A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At September 30, 1998, there was not an investment recorded in loans for which impairment has been recognized in accordance with SFAS No. 114 and, consequently, there was no additional required reserve for loan losses, compared to $471,181 and $235,591, respectively, at December 31, 1997. The average recorded investment in impaired loans was $282,709 during the first nine months of 1998. There was no interest income recognized on a cash basis for the nine months ended September 30, 1998 that was related to impaired loans. There was no additional reserve required for impaired loans during the first nine months of 1998.

NON-PERFORMING ASSETS

Non-performing assets decreased slightly from $2,820,685 at December 31, 1997 to $2,819,798 at September 30, 1998. The increase in other assets held for sale of $112,731 was related to more aggressive collection and repossession efforts. The increase in other real estate owned of $485,019 and decrease in non-accrual loans of $601,098 were largely related to the foreclosure on properties of one commercial borrower.

The following table presents the composition of non-performing assets and past due loans:

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                      1998           1997
                                                                 -------------   ------------
          Non-accrual Loans                                        $  754,519     $1,355,617

          Other Real Estate Owned                                     667,152        182,133

          Other Assets Held For Sale                                  182,441         69,710
                                                                   ----------     ----------

               Total Non-performing Assets                          1,604,112      1,607,460

          Loans Past Due 90 Days or More an Still Accruing          1,215,686      1,213,225
                                                                   ----------     ----------

                Total Non-performing Assets and Past Due Loans     $2,819,798     $2,820,685
                                                                   ==========     ==========


RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at September 30, 1998 was $2,696,423 or 1.20% of total loans compared to $2,911,996 or 1.25% of total loans at September 30, 1997. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following table details the activity in the loan loss reserve for the nine months ended September 30, 1998 and 1997:


                                                     FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1998            1997
                                                     ----------      ----------
          Beginning Balance                          $2,914,329      $2,578,504

          Provision                                     585,000         525,000

          Net Charge-Offs                               802,906         191,508
                                                     ----------      ----------
              Ending Balance                         $2,696,423      $2,911,996
                                                     ==========      ==========


          Reserve for Loan Losses to Total Loans           1.20%           1.25%

LIABILITIES

Total liabilities were $297,050,218 at September 30, 1998, an increase of $7,060,219 from $289,989,999 at December 31, 1997. The increase in total liabilities was primarily the result of a net increase in borrowed funds of $11,000,000 offset by a decrease in total deposits of $4,187,874.


DEPOSITS

Total deposits decreased $4,187,874 from $268,726,614 at December 31, 1997 to $264,538,740 at September 30, 1998. The overall decrease was primarily the result of a decrease of $6,886,830 in total demand deposits offset by an increase of money market deposits of $2,498,523. Savings and time deposits have remained at approximately the same level since December 31, 1997.

The composition of deposits is shown in the following table:


                                         SEPTEMBER 30,     DECEMBER 31,       INCREASE
                                             1998              1997           (DECREASE)
                                         ------------     -------------      -----------
Non-Interest Bearing Demand Deposits     $ 52,802,969     $  57,112,908      $(4,309,939)

Interest Bearing Demand Deposits           27,021,759        29,598,650       (2,576,891)

Savings Deposits                           37,310,762        37,520,238         (209,476)

Money Market Deposit Accounts              54,710,571        52,212,048        2,498,523

Time Deposits > $100,000                   13,523,255        12,246,082        1,277,173

Time Deposits < $100,000                   79,169,424        80,036,688         (867,264)
                                         ------------     -------------      -----------
                                         $264,538,740     $ 268,726,614      $(4,187,874)
                                         ============     =============      ===========


REPURCHASE AGREEMENTS

At September 30, 1998, the Corporation had no outstanding repurchase agreements.


BORROWED FUNDS

At September 30, 1998, the Corporation had outstanding borrowings of $26,000,000, of which $1,000,000 will mature during the next 12 months. From time to time, the Corporation employs wholesale borrowings as a funding alternative to retail deposit growth and also for use in executing specific asset-liability management strategies. Borrowings are collateralized by qualifying securities and loans. These advances are subject to restrictions or penalties related to prepayments.

SHAREHOLDERS EQUITY

Consolidated shareholders' equity increased $1,745,426 from $30,339,571 at December 31, 1997 to $32,084,997 at September 30, 1998. This increase is the result of the retention of earnings and the issuance of new shares of common stock through the exercise of employee/director stock options. These increases were offset by a decrease in net unrealized holding gains on securities available for sale, dividends paid to shareholders and the repurchase of common stock.

The Corporation continues to maintain a strong capital position in excess of current regulatory requirements. The Corporation's tier I risk-based capital ratio at September 30, 1998 was 13.18% compared to 12.53% at December 31, 1997. The Corporation's total risk-based capital ratio at September 30, 1998 was 14.38% compared to 13.78% at December 31, 1997. Regulatory requirements for tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.


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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At June 30, 1998, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in a negative impact of less than 1.0% on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in an increase in projected net interest income by more than 1.0% over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the

Corporation's position at June 30, 1998. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cashflow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that the interest rates on interest earning assets and interest earning liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

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

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of June 30, 1998. Therefore, such analysis is regarded as a fair representation of the Corporation's market risk as of September 30, 1998.


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

Operating activities provided net cash of $4,400,855 during the first nine months of 1998 compared to $3,443,018 during the first nine months of 1997. The primary source of operating cash flows is net income adjusted for the effect of non-cash expenses such as the provision for loan losses and depreciation.

Investing activities used net cash of $787,128 during the first nine months of 1998 compared to $16,561,062 during the first nine months of 1997. Cash was provided through the sales, calls and maturity of investment securities and the net decrease in loans and used by the purchase of investment securities during the first nine months of 1998. The first nine months of 1997 provided cash by sales, repayments, and maturity of investment securities and through the sales of other real estate owned and land. Cash was used to fund new loan production and purchase investment securities available for sale.

Financing activities provided net cash of $5,709,387 during the first nine months of 1998 compared to $5,710,565 during the first nine months of 1997. During the first nine months of 1998, cash was provided by new Federal Home Loan Bank advances and used by decreases in total deposits, repayment of matured advances, payment of quarterly cash dividends to shareholders and the repurchase of shares of the Corporation's common stock. During the first nine months of 1997, cash was provided by an increase in certificate of deposit accounts resulting from specific product promotions and through new advances. Cash was used by the repayment of repurchase agreements, the maturity of advances and cash dividends paid to shareholders.

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

         (b) Reports on Forms 8-K: None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NSD BANCORP, INC.
                                          ----------------------------------
                                          (Registrant)




Dated: November 10, 1998                  /s/ Lloyd G. Gibson
                                          ----------------------------------
                                          Lloyd G. Gibson
                                          President and Chief
                                          Executive Officer




Dated: November 10, 1998                  /s/ James P. Radick
                                          ----------------------------------
                                          James P. Radick
                                          Senior Vice President and
                                          Treasurer (Principal Financial and
                                          Accounting Officer)