Form 10-K
period 1998-12-31
NSD BANCORP INC
filed 1999-03-29
CIK 898624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1998.
                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from              to               .
                                        -------------    --------------

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

                                 (412) 231-6900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class                                           Name of each exchange on which registered

         -------------------                                              -------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 Par Value
                          -----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                                        ----------

The aggregate market value of Common Stock, $1.00 par value, held by non-affiliates of March 2, 1999, was $65,336,330.

The number of shares outstanding of the Registrant's Common Stock as of March 2, 1999 was 2,840,710.

Documents Incorporated By Reference:
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on April 27, 1999, are incorporated by reference into Part III.

                      Number of Pages in this Filing  6
                                                     ----

                               NSD BANCORP, INC.
                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1998

                                     INDEX

                                                                                         Page
                                                                                         ----
Part I

         Item 1.  Business                                                                1

         Item 2.  Properties                                                              2

         Item 3.  Legal Proceedings                                                       3

         Item 4.  Submission of Matters to a Vote of Security Holders                     3

Part II

         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                     3

         Item 6.  Selected Financial Data                                                 3

         Item 7.  Management's Discussion and Analysis of Financial condition
                  and Results of Operations                                               3

         Item 7a. Quantitative and Qualitative Disclosure About Market Risk               3

         Item 8.  Financial Statements and Supplementary Data                             3

         Item 9.  Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                3

Part III

         Item 10. Directors and Executive Officers of the Registrant                      4

         Item 11. Executive Compensation                                                  4

         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management                                                              4

         Item 13. Certain Relationships and Related Transactions                          4

Part IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                                4

                  Signatures                                                              6

Part I

ITEM 1.  BUSINESS

NSD Bancorp, Inc. (the "Corporation") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation became a holding company upon acquiring all of the outstanding shares of NorthSide Bank through an exchange of stock on August 2, 1993. At December 31, 1998, the Corporation had total assets, deposits and shareholders' equity of $357,167,992, $280,115,160 and $32,394,365, respectively. Full-time equivalent employees of the Corporation were 137 at December 31, 1998.

The Corporation derives substantially all of it's income from banking and bank-related services provided by its wholly-owned subsidiary, NorthSide Bank (the Bank). The Bank is a state chartered bank with ten branch locations at December 31, 1998. The Corporation is subject to periodic examination and regulation by the Federal Reserve Bank. As a state chartered bank, NorthSide Bank is subject to periodic examination and regulation by the Pennsylvania Department of Banking and the FDIC. The Bank is a full-service bank offering retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, wire transfers, money orders and traveler's checks. Services to commercial customers are also offered, including real estate mortgage loans, lines of credit, inventory and accounts receivable financing and equipment leasing. NorthSide Bank operates nine automatic teller machines to provide 24 hour banking services to its customers. The Bank's deposits are derived from more than 50,000 individual and commercial accounts. There is no single depositor or group of related depositors, the loss of whom would have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries to any material extent.

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

The Bank's business is not seasonal in nature, nor does it depend on any single customer or a few customers, the loss of any one or more of which would be a materially adverse effect on its business. A further description of the Corporation's business and discussion of operations is set forth on page 8 in the Corporation's 1998 Annual Report to Shareholders included in this Form 10-K as Exhibit 13 which description is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Corporation's principal office is located at 5004 McKnight Road, Pittsburgh, Pennsylvania. The Bank's main office is located at 100 Federal Street, Pittsburgh, Pennsylvania. Including the main office, the Bank has a total of ten branch offices located as listed below and on the following page. The Bank owns the four-story building located on Federal Street, and a parking lot adjacent to the building. The Bank also owns its Cranberry Township, Ross Township, Pine Creek and West View branch offices, although it leases the land on which the Pine Creek Shopping Center branch office is located. The Bank's Hampton Township, McCandless Township, Allegheny Professional Building, Duncan Manor and Pittsburgh Cultural District branch offices and the Pine Creek Shopping Center land are operated under leases that contain various renewal option periods extending through September, 2005.

                            Location Name and Address
                            -------------------------
                              Pittsburgh-North Side
                               100 Federal Street
                              Pittsburgh, PA 15212

                         Allegheny Professional Building
                              490 East North Avenue
                              Pittsburgh, PA 15212

                                    West View
                                728 Center Avenue
                               West View, PA 15229

                               McCandless Township
                         Perry Highway and Ingomar Road
                              McCandless, PA 15237

                               Cranberry Township
                          Route 19N at St. Francis Way
                               Cranberry, PA 16066

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock is traded on the NASDAQ National Market System under the symbol NSDB. The information set forth under the captions "Regulatory Restrictions" and "Sales Price and Cash Dividends per Share" on pages 19 and 37, respectively, of the 1998 Annual Report is incorporated herein by reference. As of March 16, 1999, the Corporation had 437 shareholders of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference is the information presented on pages 25 and 28 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference is the information presented on pages 27 to 39 of the 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Incorporated by reference to the information presented on pages 37 to 38 of the 1998 Annual Report attached as Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference is the information presented on pages 4 to 26 of the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference is the information presented on pages 3,4 and 5 of the Proxy Statement for the Annual Shareholders Meeting to be held April 27, 1999.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference is the information presented on pages 5, 6, 7, and 8 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 27, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information presented on pages 2, 8 and 9 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 27, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information presented on pages 8 and 9 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 27, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:
The consolidated financial statements and report of the Registrant's independent accountant thereon are incorporated by reference to the pages indicated in the said Annual Report.

CONSOLIDATED FINANCIAL STATEMENTS:
NSD Bancorp, Inc. and Subsidiary
         Consolidated Balance Sheet,  page 4
         Consolidated Statement of Income,  page 5
         Consolidated Statement of Cash Flows,  page 6
         Consolidated Statement of Changes in Shareholders' Equity, page 7 Notes to Consolidated Financial Statements, pages 8-25
         Independent Auditor's Report,  page 26

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

         11. Statement re: Computation of Earnings Per Share (incorporated by reference to p. 10 of 1998 Annual Report, attached as
                  Exhibit 13, hereto.)

         13.      1998 Annual Report to Shareholders is presented within.

         21.      Subsidiaries of the Registrant are presented within.

         23.1 Consent of Deloitte & Touche LLP, Independent Certified Public Accountants is presented within.

         23.2 Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants is presented within.

REPORTS ON FORM 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         NSD BANCORP, INC.
                                                             (Registrant)

Dated:   March 26, 1999                         By   /S/  Lloyd G. Gibson
                                                     ---------------------------
                                                     Lloyd G. Gibson
                                                     President and Chief
                                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999:


/S/ Lawrence R. Gaus                Lawrence R. Gaus, Chairman of the Board, Director
---------------------------------

/S/ Lloyd G. Gibson                 Lloyd G. Gibson, President and Chief Executive
---------------------------------   Officer, Director
                                    (Principal Executive Officer)


/S/ James P. Radick                 James P. Radick, Treasurer
---------------------------------   (Principal Financial and Accounting Officer)


/S/ William R. Baierl               William R. Baierl, Director
---------------------------------

/S/ Grant A. Colton Jr.             Grant A. Colton, Jr., Director
---------------------------------

/S/ Nicholas C. Geanopulos          Nicholas C. Geanopulos, Director
---------------------------------

/S/ Charles S. Lenzner              Charles S. Lenzner, Director
---------------------------------

/S/ Kenneth L. Rall                 Kenneth L. Rall, Director
---------------------------------

/S/ Arthur J. Rooney II             Arthur J. Rooney, II, Director
---------------------------------