Form 10-Q
period 1999-03-31
NSD BANCORP INC
filed 1999-05-12
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition  period from _________ to _________


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

The number of shares outstanding of the Registrant's common stock as of April 30, 1999 was:

          Common Stock, $1.00 par value - 2,834,832 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10Q

                      For the Quarter Ended March 31, 1999

                                      INDEX

                                                                            Page
                                                                            ----

Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet  March 31, 1999
         and December 31, 1998                                               3

         Consolidated Statement of Income  For the Three Months
         Ended March 31, 1999 and 1998                                       4

         Consolidated Statement of Cash Flows  For the Three
         Months Ended March 31, 1999 and 1998                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8K                                    15

                                                         NSD BANCORP, INC.

                                                    CONSOLIDATED BALANCE SHEETS

                                                            (UNAUDITED)

                                                                                              MARCH 31,           DECEMBER 31,
                                                                                                1999                  1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                                                      $ 14,370,471         $ 19,778,095
Federal Funds Sold                                                                                      0            2,500,000
Investment Securities Available for Sale at Market Value (Amortized Cost of
$103,469,109 at March 31, 1999 and $90,125,932 at December 31, 1998)                          105,668,206           92,789,341
Investment Securities Held to Maturity at Amortized Cost (Market Value of $3,526,802
at March 31, 1999 and $3,621,208 at December 31, 1998)                                          3,372,848            3,437,580
Loans Held for Sale                                                                             4,112,265            3,995,483
Loans, Net of Deferred Fees                                                                   233,491,135          230,937,044
Unearned Income                                                                                (1,979,807)          (1,984,393)
Reserve for Loan Losses                                                                        (2,846,663)          (2,756,502)
----------------------------------------------------------------------------------------------------------------------------------
     Loans, Net                                                                               228,664,665          226,196,149
Premises and Equipment, Net                                                                     2,430,734            2,728,434
Accrued Interest Receivable                                                                     2,243,444            2,115,343
Other Real Estate Owned and Assets Held for Sale                                                  376,148              306,620
Other Assets                                                                                    3,397,665            3,320,947
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $364,636,446         $357,167,992
==================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest Bearing                                                                     $ 55,627,860         $ 60,317,643
     Interest Bearing                                                                         220,610,395          219,797,517
----------------------------------------------------------------------------------------------------------------------------------
     Total Deposits                                                                           276,238,255          280,115,160
Borrowed Funds:
     Advances from Federal Home Loan Bank and Other Borrowings                                 41,000,000           33,000,000
     Fed Funds Purchased                                                                        7,900,000                    0
----------------------------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                                                      48,900,000           33,000,000
Accrued Interest Payable                                                                        4,951,702            4,977,580
Other Liabilities                                                                               2,182,470            6,680,887
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                             332,272,427          324,773,627
Common Stock $1 Par Value; 10,000,000 shares authorized, 2,872,580 issued and
2,835,610 outstanding at March 31, 1999 and 2,604,172 issued and 2,586,410
outstanding at December 31, 1998                                                                2,872,580            2,604,172
Treasury Stock at cost, 36,970 shares at March 31, 1999 and 17,762 shares at December
31, 1998                                                                                         (867,517)            (457,950)
Capital Surplus                                                                                13,612,252            7,885,041
Accumulated Other Comprehensive Income                                                          1,458,005            1,757,851
Retained Earnings                                                                              15,288,699           20,605,251
----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                     32,364,019           32,394,365
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $364,636,446         $357,167,992
==================================================================================================================================

See notes to consolidated financial statements.

                                     NSD BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                        (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------------
                                                              1999                1998
-------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                      $4,718,109         $4,903,305
Investment Securities
     Taxable                                                1,362,844            779,263
     Tax-exempt                                                60,377             77,243
     Dividends                                                 48,562             37,011
Interest Bearing Deposits                                       1,024              4,809
Federal Funds Sold                                             17,539            186,999
-------------------------------------------------------------------------------------------
     Total Interest Income                                  6,208,455          5,988,630

INTEREST EXPENSE
Deposits                                                    2,123,818          2,220,693
Federal Funds Purchased and Repurchase Agreements              15,883                 --
FHLB Advances and Other Borrowings                            444,529            302,556
-------------------------------------------------------------------------------------------
Total Interest Expense                                      2,584,230          2,523,249
Net Interest Income                                         3,624,225          3,465,381
Provision for Loan Losses                                     210,000            195,000
-------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses         3,414,225          3,270,381
-------------------------------------------------------------------------------------------

OTHER INCOME
Net Investment Securities Gains                                    69             26,752
Service Fees                                                  200,259            181,515
Other Operating Income                                        191,548            188,610
-------------------------------------------------------------------------------------------
Total Other Income                                            391,876            396,877

OTHER EXPENSES
Salaries and Employee Benefits                              1,119,964          1,092,485
Occupancy Expense                                             179,798            197,952
Equipment and Supplies                                        245,902            261,444
Data Processing                                               169,925            160,202
FDIC Insurance                                                  9,363              9,450
Advertising                                                    21,463             29,603
Other Operating Expenses                                      464,039            542,955
-------------------------------------------------------------------------------------------
Total Other Expenses                                        2,210,454          2,294,091

Income Before Income Taxes                                  1,595,647          1,373,167
Provision for Income Taxes                                    549,250            422,900
-------------------------------------------------------------------------------------------

NET INCOME                                                  1,046,397            950,267
===========================================================================================
Other Comprehensive Income, net of tax                       (299,846)            18,611
-------------------------------------------------------------------------------------------
Net Comprehensive Income                                   $  746,551         $  968,878

NET INCOME PER COMMON SHARE (1)

Net Income - Basic                                              $0.37              $0.33
Net Income - Diluted                                            $0.36              $0.33
Common Dividends Declared and Paid Per Share                    $0.17              $0.15
Weighted Average Shares Outstanding - Basic                 2,840,248          2,852,433
Weighted Average Shares Outstanding - Diluted               2,867,881          2,901,986

See notes to consolidated financial statements.

                                                  NSD BANCORP, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------------------
                                                                                   1999                  1998
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                     $  1,046,397         $    950,267
Adjustments to Net Income:
     Provision for Loan Losses                                                      210,000              195,000
     Loss (Gain) on Sale of Investment Securities Available for Sale                    755              (26,752)
     Loss (Gain) on Sale of Other Assets                                             32,827               (1,780)
     Gain on Disposition of Premises and Equipment                                  (41,014)                  --
     Depreciation and Amortization                                                  152,342              159,520
     Net Premium Amortization (Discount Accretion)                                   56,453               27,124
     (Increase) Decrease in Accrued Interest Receivable                            (128,101)             261,299
     Decrease in Accrued Interest Payable                                           (25,877)            (200,640)
     Decrease (Increase) in Other Assets                                             66,011             (108,794)
     Deferred Loan Fees, Net                                                          4,268              (12,439)
     (Decrease) Increase in Other Liabilities                                    (4,533,734)             165,967
---------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Operating Activities                                 (3,159,673)           1,408,772
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Sale of Investment Securities Available for Sale                 998,978            4,532,988
     Proceeds from Repayments and Maturities of Investment                        9,039,592           13,389,238
     Securities Available for Sale
     Proceeds from Repayments and Maturities of Investment                           65,000              456,000
     Securities Held to Maturity
     Purchases of Investment Securities                                         (23,429,225)         (13,602,253)
     Proceeds from Sales of Other Real Estate Owned                                 109,886               49,001
     Net (Increase) Decrease in Loans                                            (3,011,805)           4,116,022
     Dispositions (Purchases) of Premises and Equipment, Net                        230,522              (33,945)
---------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities                                (15,997,052)           8,907,051
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net Decrease in Demand and Savings Accounts                                 (2,174,739)          (4,414,674)
     Net Decrease in Certificates of Deposit                                     (1,702,166)            (388,830)
     Increase in Federal Funds Purchased                                          7,900,000           10,000,000
     Proceeds from Federal Home Loan Bank Advances and Other Borrowings           9,000,000                   --
     Repayment of Federal Home Loan Bank Advances and Other Borrowings           (1,000,000)          (1,000,000)
     Proceeds from the Exercise of Common Stock Options                             127,838              128,072
     Cash Paid in Lieu of Fractional Shares                                          (3,922)                  --
     Treasury Stock Purchased                                                      (409,568)                  --
     Cash Dividends Paid                                                           (488,342)            (440,833)
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                        11,249,101            3,883,735
---------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                 (7,907,624)          14,199,558
Cash and Cash Equivalents at Beginning of Year                                   22,278,095           15,638,396
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $ 14,370,471         $ 29,837,954
=====================================================================================================================

See notes to consolidated financial statements.

                                NSD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements of NSD Bancorp, Inc. (the "Corporation") include the accounts of the Corporation and wholly owned subsidiary, NorthSide Bank, a community bank operating ten branch offices located in western Pennsylvania, and NorthSide Bank's wholly owned subsidiary, 100 Federal Street, Inc. Material intercompany accounts and transactions have been eliminated.

2.  EARNINGS PER SHARE:

Basic earnings per common share is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be issued assuming the exercise of stock options during each period.

3.  RECENT ACCOUNTING PRONOUNCEMENTS:

In October 1998, Statement of Financial Accounting Standard (SFAS) No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued which establishes the accounting and reporting standards for enterprises involved in the business of securitizing mortgage loans held for sale. This statement requires that these instruments be classified as trading securities and reported at fair value. The Corporation is not in the business of securitizing mortgage loans and, therefore, will not implement this statement at this time.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 was $1,046,397, an increase of $96,130 from $950,267 for the three months ended March 31, 1998. This increase is the result of increases in net interest income after provision for loan losses, service fees and other operating income of $143,844, $18,744 and $2,938, respectively, and decreases in occupancy expense, equipment and supplies, advertising and other operating expenses of $18,154, $15,542, $8,140 and $78,916, respectively, for the first three months of 1999 compared to the same period of 1998. The overall increase was offset by a decrease in net investment securities gains of $26,683 and increases in salaries and employee benefits and data processing expense of $27,479 and $9,723, respectively. The Corporation's annualized return on average assets (ROA) for the first three months of 1999 was 1.20% compared to 1.22% for the first three months of 1998. This decrease reflects the impact of net interest margin compression combined with significant growth in average assets. Annualized return on average equity
(ROE) was 13.16% for the first quarter of 1999 compared to 12.70% for the same period of 1998. This increase is the result of lower average equity for the first quarter of 1999 compared to the same period in 1998 and was offset by net interest margin compression.

NET INTEREST INCOME

The primary component of the Corporation's earnings is net interest income, which is the difference between interest earned on loans, investments and other earning assets and the interest expense on deposits and other interest bearing liabilities which fund those assets. Tax-exempt securities and loans carry pretax yields lower than comparable tax assets. Therefore, it is more meaningful to analyze net interest income on a tax-equivalent basis.

Total interest income increased $191,513 during the three months ended March 31, 1999 as compared to the same period in 1998 as a result of a $30,346,629 increase in average earning assets offset by a decline in the average yield on earning assets to 7.54% at March 31, 1999 from 8.04% at March 31, 1998. The increase in average earning assets is the result of an increase in average investment securities of $42,228,842 offset by a decrease in average federal funds sold of $12,301,556 for the first quarter of 1999 compared to the first quarter of 1998. Average loans remained relatively flat on a first quarter comparative basis.

Total interest expense increased $60,981 during the three months ended March 31, 1999 compared to the three months ended March 31, 1998 as a result of a $22,549,131 increase in average interest bearing liabilities offset by a decline in the average cost of interest bearing liabilities to 4.08% at March 31, 1999 from 4.37% at March 31, 1998. The increase in average interest bearing liabilities was comprised of increases in average interest bearing deposits, federal funds purchased and FHLB advances of $6,125,242, $1,346,111 and $15,077,778, respectively.

Economic conditions have continued to result in compression of net interest margins and lower average rates in all interest earning and interest bearing categories. For the first quarter of 1999 compared to the first quarter of 1998, the net interest margin decreased .26% to 4.43% while declines in average rates were experienced in every interest related category.


PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses was $210,000 as of March 31, 1999, compared to $195,000 as of March 31, 1998. The increase in the provision for loan losses was primarily due to an anticipated increase in average loans during 1999. Net charge-offs for the first quarter of 1999 were $119,839 compared to $211,126 for the first quarter of 1998.

The Corporation's net charge-offs by loan type and changes in the reserve for loan losses were as follows:

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------------------
                                                               1999                    1998
---------------------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year                $2,756,502               $2,914,329
Charge-offs:
Commercial, Financial, and Agricultural Loans                   32,000                   25,000
Real Estate Mortgage Loans                                          --                       --
Installment Loans                                              102,244                  167,871
Lease Financing                                                  3,036                   25,747
---------------------------------------------------------------------------------------------------
Total Charge-offs                                              137,280                  218,618
Recoveries:
Commercial, Financial, and Agricultural Loans                       --                       --
Real Estate Mortgage Loans                                          --                       --
Installment Loans                                               16,641                    7,492
Lease Financing                                                    800                       --
---------------------------------------------------------------------------------------------------
Total Recoveries                                                17,441                    7,492
---------------------------------------------------------------------------------------------------
Net Charge-offs                                                119,839                  211,126
Provision for Loan Losses                                      210,000                  195,000
---------------------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Year                      $2,846,663               $2,898,203
===================================================================================================

OTHER INCOME

Other income decreased $5,001 from $396,877 for the three months ended March 31, 1998 to $391,876 for the three months ended March 31, 1998. A decrease in the net gains recognized on the sales of investment securities available for sale and calls of investment securities held to maturity contributed to this decrease. Offsetting the overall decrease were increases in service fees and other operating income of $18,744 and $2,938, respectively. The increase in service fees was primarily the result of more aggressive collection efforts related to NSF/Overdraft fees which added $21,191 to income over the first quarter of 1998. The increase in other operating income was primarily the result of a gain recognized on the sale of land of $100,814 offset by the partial writedown of fixed assets in connection with installation of a new local area network and branch teller/platform system of $60,000 and a $33,633 loss recognized due to an appraised value adjustment of one property held in other real estate owned.

OTHER EXPENSES

Total other expenses for the first quarter of 1999 decreased $83,637 to $2,210,454 from $2,294,091 for the first quarter of 1998. Contributing to this decrease were decreases in occupancy expense, equipment and supplies, advertising and other expenses of $18,154, $15,542, $8,140 and $78,916, respectively, offset by increases in salaries and employee benefits and data processing expense of $27,479 and $9,723, respectively. Salary and employee benefits increased due to normal inflation adjustments and growth of the organization. Occupancy expense decreased primarily as a result of a reduction in property tax expense accruals of $9,710 and a decrease in depreciation expense of $2,503. Equipment and supplies decreased primarily as a result of decreases in stationary and supplies expense and general office expense of $8,842 and $6,006, respectively. Data processing expense increased as a result of increases in ATM network charges and costs incurred related to the telephone/personal computer bill payment system. The reduction in advertising expense for the first quarter of 1999 versus the same period in 1998 was due to special promotions that occurred in 1998 causing 1998 to be higher than normally expected. Contributing to the decrease in other expenses were decreases in legal expense, subscriptions, protection, asset recovery expense, promotions, entertainment, ATM over/short, general loss, directors fees and teller over/short of $3,744, $2,769, $15,738, $11,318, $22,728, $3,622, $11,681,
$11,085, $14,957 and $6,154, respectively, offset by increases in postage, student loan processing fees, PA Shares tax and correspondent bank service charges of $5,095, $10,878, $10,338 and $3,354, respectively.

INCOME TAXES

The Corporation recorded an income tax provision of $549,250 for the three months ended March 31, 1999 compared to $422,900 for the three months ended March 31, 1998. The increase in the tax provision was the result of higher pretax earnings. The effective tax rates for the first quarters of 1999 and 1998 were 34.4% and 30.8%, respectively. The increase in the effective tax rate during the first quarter of 1999 was primarily the result of reduced tax-exempt earnings.

FINANCIAL CONDITION

The Corporation's total assets increased $7,468,454 from $357,167,992 at December 31, 1998 to $364,636,446 at March 31, 1999. Securities available for sale increased $12,878,865 while securities held to maturity decreased $64,732. Loans available for sale increased to $4,112,265 at March 31, 1999 from $3,995,483 at December 31, 1998. The loans available for sale at March 31, 1999 and December 31, 1998 were entirely comprised of student loans. Net loans increased from $226,196,149 at December 31, 1998 to $228,664,665 at March 31,
1999.

INVESTMENT SECURITIES

Investment securities available for sale increased $12,878,865 during the first quarter of 1999. Increases of U.S. Government agencies, mortgage-backed securities and obligations of state and political subdivisions of $5,774,433, $4,868,562 and $1,524,680, respectively were due to normal purchasing activity while there were very few sales or calls as evidenced by a net gain on securities of only $69. Investment securities held to maturity decreased $64,732 due to normal maturity and call activity as all new purchases are being categorized as available for sale. As a member of the Federal Home Loan Bank
(FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. Marketable equity securities increased $662,466 during the first quarter of 1999 which was due almost entirely to an increase in the level of FHLB stock.

A summary of investment securities available for sale is as follows:

                                                                                    MARCH 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   GROSS UNREALIZED
                                                                                       HOLDING
                                                         AMORTIZED COST         GAINS            LOSSES          FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                                  $  5,217,085        $   17,708        $  2,553        $  5,232,240
Obligations of U.S. Government Agencies                     32,199,641            28,930         208,114          32,020,457
Mortgage-Backed Securities                                  54,236,363           115,816         492,942          53,859,237
Obligations of State and Political Subdivisions              2,086,781             7,383           6,374           2,087,790
Other Bonds                                                  6,803,176            72,638         102,574           6,773,240
Marketable Equity Securities                                 2,926,063         2,779,179              --           5,705,242
--------------------------------------------------------------------------------------------------------------------------------
                                                          $103,469,109        $3,021,654        $812,557        $105,678,206
================================================================================================================================

                                                                                   DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   GROSS UNREALIZED
                                                                                       HOLDING
                                                         AMORTIZED COST         GAINS            LOSSES          FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                                  $  5,225,749        $   30,280        $  2,823        $  5,253,206
Obligations of U.S. Government Agencies                     26,187,451            92,554          33,981          26,246,024
Mortgage-Backed Securities                                  49,140,324           170,208         319,857          48,990,675
Obligations of State and Political Subdivisions                553,529             9,581              --             563,110
Other Bonds                                                  6,802,815            14,724         123,989           6,693,550
Marketable Equity Securities                                 2,216,064         2,826,712              --           5,042,776
--------------------------------------------------------------------------------------------------------------------------------
                                                          $ 90,125,932        $3,144,059        $480,650        $ 92,789,341
================================================================================================================================

A summary of investment securities held to maturity is as follows:

                                                                              MARCH 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                                                             GROSS UNREALIZED
                                                                                 HOLDING
                                                      AMORTIZED COST         GAINS         LOSSES        FAIR VALUE
----------------------------------------------------------------------------------------------------------------------
Obligations of State and Political Subdivisions        $3,122,848        $  135,169        $   --        $3,258,017
Other Bonds                                               250,000            18,785            --           268,785
-----------------------------------------------------------------------------------------------------------------------
                                                       $3,372,848        $  153,954        $   --        $3,526,802
=======================================================================================================================

                                                                             DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                                                             GROSS UNREALIZED
                                                                                 HOLDING
                                                      AMORTIZED COST         GAINS         LOSSES        FAIR VALUE
----------------------------------------------------------------------------------------------------------------------
Obligations of State and Political Subdivisions        $3,187,580        $  162,355        $   --        $3,349,935
Other Bonds                                               250,000            21,273            --           271,273
----------------------------------------------------------------------------------------------------------------------
                                                       $3,437,580        $  183,628        $   --        $3,621,208
=======================================================================================================================

LOANS

Loans, net of deferred fees, increased to $233,491,135 at March 31, 1999 from $230,937,044 at December 31, 1998. Commercial loan development efforts resulted in an increase of $3,793,516 in nonresidential mortgages which offset a net decline of $3,740,439 in commercial, financial and agricultural loans due to paydowns. Increased production of indirect automobile loans was the primary reason for the $2,030,031 increase in consumer loans to individuals and increased equipment leasing production efforts resulted in an increase of $503,950. Other loan categories experienced only slight changes in outstanding volume during the first quarter of 1999.

                                                 MARCH 31,          DECEMBER 31,          INCREASE
                                                   1999                 1998              (DECREASE)
--------------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                 $ 94,030,295         $ 92,000,264         $ 2,030,031
Mortgage:
     Nonresidential                             31,854,383           28,060,867           3,793,516
     Residential                                52,903,401           52,695,286             208,115
Commercial, Financial and Agricultural          36,704,610           40,445,049          (3,740,439)
Lines of Credit                                  5,234,513            5,376,848            (142,335)
Lease Financing                                 12,414,704           11,910,754             503,950
Nonaccrual Loans                                   690,881              785,360             (94,479)
--------------------------------------------------------------------------------------------------------
Total Loans                                    233,832,787          231,274,428           2,558,359
Deferred Fees                                     (341,652)            (337,384)             (4,268)
--------------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                   $233,491,135         $230,937,044          $2,554,091
========================================================================================================

A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At March 31, 1999, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $0 for the first three months of 1999. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first quarter of 1999.

NON-PERFORMING ASSETS

Non-performing assets increased from $1,905,658 at December 31, 1998 to $1,981,649 at March 31, 1999 due to increases in other real estate owned, other assets held for sale and loans 90 days past due and still accruing of $41,403, $28,124 and $100,943, respectively, offset by a decrease in nonaccrual loans of $94,479.

The current quality of the loan portfolio can be demonstrated by the following table which details total non-performing loans and past due loans:

                                                            MARCH 31,        DECEMBER 31,
                                                               1999              1998
-------------------------------------------------------------------------------------------
Nonaccrual Loans                                           $  690,881        $  785,360
Other Real Estate Owned                                       232,955           191,552
Other Assets Held for Sale                                    143,193           115,069
-------------------------------------------------------------------------------------------
     Total Non-Performing Assets                            1,067,029         1,091,981
Loans 90 Days Past Due and Still Accruing                     914,620           813,677
-------------------------------------------------------------------------------------------
     Total Non-Performing Assets and Past Due Loans        $1,981,649        $1,905,658
===========================================================================================

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at March 31, 1999 was $2,846,663 or 1.21% of total loans compared to $2,898,203 or 1.25% of total loans at March 31, 1998. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following is a summary of activity in the reserve for loan losses:


                                                       FOR THE THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------------------
                                                               1999              1998
-------------------------------------------------------------------------------------------
Beginning Balance                                          $2,756,502        $2,914,329
Provision                                                     210,000           195,000
Net Charge-offs                                               119,839           211,126
-------------------------------------------------------------------------------------------
Ending Balance                                             $2,846,663        $2,898,203
===========================================================================================
Reserve for Loan Losses to Total Loans                           1.21%             1.25%

LIABILITIES

Total liabilities were $332,272,427 at March 31, 1999, an increase of $7,498,800 from December 31, 1998. An increase in total borrowed funds of $15,900,000 offset by decreases in total deposits and other liabilities of $3,876,905 and $4,498,417, respectively. The increase in borrowed funds was used to offset the decrease in deposits, to fund loan growth and to increase the investment portfolio as part of an overall leverage strategy.

DEPOSITS

Total deposits decreased $3,876,905 from $280,115,160 at December 31, 1998 to $276,238,255 at March 31, 1999. Contributing to the overall decrease were decreases in noninterest bearing demand deposits, interest bearing demand deposits and time deposits of $4,689,783, $3,097,163 and $1,702,166, respectively, offset by increases in savings deposits and money market deposits of $1,187,138 and $4,425,069, respectively.

The composition of deposits is shown in the following table:

                                                      MARCH 31,        DECEMBER 31,         INCREASE
                                                        1999               1998            (DECREASE)
----------------------------------------------------------------------------------------------------------
Noninterest Bearing Demand Deposits                $ 55,627,860       $ 60,317,643        $(4,689,783)
Interest Bearing Demand Deposits                     28,602,826         31,699,989         (3,097,163)
Savings Deposits                                     38,893,668         37,706,530          1,187,138
Money Market Deposit Accounts                        61,040,965         56,615,896          4,425,069
Time Deposits equal to or more than $100,000         12,387,610         14,139,323         (1,751,713)
Time Deposits less than $100,000                     79,685,326         79,635,779             49,547
----------------------------------------------------------------------------------------------------------
Total Deposits                                     $276,238,255       $280,115,160        $(3,876,905)
==========================================================================================================

TOTAL BORROWED FUNDS

At March 31, 1999, the Corporation had total borrowed funds of $48,900,000, of which $11,900,000 will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. At March 31, 1999, total borrowed funds was comprised of advances from the Federal Home Loan Bank which are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments of $41,000,000 and federal funds purchased of $7,900,000.

SHAREHOLDERS' EQUITY

Consolidated shareholders' equity decreased $30,346 from $32,394,365 at December 31, 1998 to $32,364,019 at March 31, 1999. This decrease was the result of the retention of earnings offset by the purchase of treasury stock, payment of cash dividends to shareholders and a decline in accumulated other comprehensive income which is comprised entirely of unrealized holding gains/losses on investment securities.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at March 31, 1999 was 12.29% compared to 12.36% at December 31, 1998. The Corporation's total risk-based capital ratio at March 31, 1999 was 13.95% compared to 14.02% at December 31, 1998. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At December 31, 1998, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in a negative impact of less than 1.2% or approximately $179,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates resulted in a slight increase in projected net interest income of .1% or approximately $19,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at December 31, 1998. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that the interest rates on interest earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

Interest rate risk is also analyzed by comparing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time of "GAP" analysis. Management, however, recognizes that a simplified GAP analysis may not adequately reflect the degree to which assets and liabilities with similar repricing characteristics react to changes in market interest rates. In addition, repricing characteristics identified under a specific GAP position may vary significantly under different interest rate environments. Therefore, simulation modeling is also performed to evaluate the extent and direction of the Corporation's interest rate exposure under upward and downward changes in interest rates.

Based upon historical trends, the Corporation has typically considered all demand and savings deposits as core deposits and relatively non-rate sensitive. The following table has been prepared, as required, presenting interest bearing demand deposits and savings deposits as repricing within the earliest period. As a result, the table reflects negative, or liability sensitive, cumulative interest GAP position of $78,982 in the first one-year GAP. Results of simulation modeling and historical experience indicate, however that the overall potential effect on net interest income should not have an adverse result on future financial performance.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of December 31, 1998. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of March 31, 1999.

YEAR 2000 CONSIDERATIONS

In 1997, the Corporation initiated the process of analyzing its information systems and vendor supplied application systems to identify and resolve any year 2000 issues concerning its business or operations. Senior management views this initiative as one of the highest priorities of the Corporation. With oversight from the Board of Directors, the Corporation is aggressively pursuing appropriate solutions and assurances with regard to compliance of all applications affected by the year 2000. As of December 31, 1998, the Corporation had completed its assessment of all hardware, software, core business applications and data exchange interfaces and is well into the process of renovating systems and applications and validating year 2000 readiness. Management expects to achieve compliance for all critical systems and substantially all non-critical systems by the end of the second quarter of 1999.

Non-information technology systems such as the elevator, HVAC, security systems etc., have been reviewed to determine if there any significant year 2000 issues. Any non-compliant system or related equipment has either already been replaced or is in the process of being replaced before the year 2000.

It is estimated that the total cumulative cost to the Corporation of this process will approximate $750,000 which includes costs associated with modifying existing systems, purchasing or leasing certain hardware and software and the acceleration of depreciation on items which will be disposed prematurely due to noncompliance. The majority of such costs will be incurred during 1999. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred.

Although the Corporation believes that it will be year 2000 compliant, any unforeseen system failures could result in a compromise in the Corporation's ability to service customers and could have a potentially adverse impact on NSD Bancorp's financial condition or results of operations. A Contingency and Business Resumption Plan is in the process of being developed to help insure that the Corporation is prepared in the event of an automated information system failure and to address liquidity concerns due to possible public demands for cash.

All commercial loan customers with significant loan exposures have been contacted to emphasize the importance of adequately preparing for year 2000 issues and to assess the state of their year 2000 readiness. The Corporation could experience losses due to the interruption of a loan customer's business caused by year 2000 related problems. As of

December 31, 1998, there appears to be no significant additional exposure to loan losses due to year 2000 related issues. There is, however, no assurance that customers will not experience a year 2000 related business interruption resulting in a potentially material adverse effect on NSD Bancorp's financial condition or results of operation. Management intends to continue its monitoring and assessments throughout 1999 to mitigate any such losses.

INTEREST RATE SENSITIVITY, LIQUIDITY AND CASH FLOWS

The Corporation has an asset /liability management process in place to monitor and control risks associated with changing interest rates and the potential impact on future financial performance. Interest rate risk is managed by analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time of "GAP" analysis. Management, however, recognizes that a simplified GAP analysis may not adequately reflect the degree to which assets and liabilities with similar repricing characteristics react to changes in market interest rates. In addition, repricing characteristics identified under a specific gap position may vary significantly under different interest rate environments. Therefore, simulation modeling is also performed to evaluate the extent and direction of the Corporation's interest rate exposure under upward of downward changes in interest rates.

Liquidity is the ability to generate cash flows or obtain funds at a reasonable cost to satisfy customer credit needs and the requirements of depositors. Liquid assets include cash, federal funds sold, investments maturing in less than one year and loan repayments. The Corporation's ability to obtain deposits and purchase funds at reasonable rates determines its liability liquidity. As a result of liquid asset management and the ability to generate liquidity through deposit funding, management feels that the Corporation maintains overall liquidity sufficient to satisfy customer needs. In the event that such measures are not sufficient, the Corporation has established alternative sources of funds in the form of wholesale borrowings and repurchase agreements.

Operating activities used net cash of $3,159,673 during the first quarter of 1999, compared to providing cash of $1,408,772 during the first quarter of 1998. The primary source of operating cash flows for 1999 was net income adjusted for the effect of noncash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $15,997,052 during the first quarter of 1999, compared to providing cash of $8,907,051 during the first quarter of 1998. A significant portion of borrowings were invested in investment securities available for sale as part of an overall leverage strategy. Proceeds from the sales, repayments and maturities of investment securities available for sale and held to maturity were reinvested primarily in investment securities available for sale although some cash was used to fund loan growth.

Financing activities provided cash of $11,249,101 and $3,883,735 for the first quarters of 1999 and 1998, respectively. A net increase in total borrowed funds provided cash and was used by a decrease in total deposits, payment of cash dividends to shareholders and purchases of treasury stock.

Part II - Other Information

Items 1-5.           Not applicable pursuant to the instructions to Part II.

Item 6.              Exhibits and Reports on Forms 8-K.

               (a)   Exhibits

                     27   Financial Data Schedule

                                   SIGNATURES
                                   ----------

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



                                                             NSD BANCORP, INC.
                                                             -----------------
                                                               (Registrant)




Dated: May 14, 1999                         /s/ LLOYD G. GIBSON
                                            ------------------------------------
                                                Lloyd G. Gibson
                                                President and Chief
                                                Executive Officer




Dated: May 14, 1999                         /s/ JAMES P. RADICK
                                            ------------------------------------
                                                James P. Radick
                                                Senior Vice President
                                                and Treasurer (Principal
                                                Financial and Accounting
                                                Officer)