Form 10-Q
period 1999-06-30
NSD BANCORP INC
filed 1999-08-11
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                           Commission File No. 0-22124

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

The number of shares outstanding of the Registrant's common stock as of July 30, 1999 was:

          Common Stock, $1.00 par value - 2,829,821 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10Q

                       For the Quarter Ended June 30, 1999

                                      INDEX

                                                                         Page
                                                                         ----

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets June 30, 1999
           and December 31,1998                                            3

           Consolidated Statements of Income For the Three and Six
           Months Ended June 30,1999 and 1998                              4

           Consolidated Statements of Cash Flows For the Six
           Months Ended June 30, 1999 and 1998                             5

           Notes to Consolidated Financial Statements                      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8K                                19

                                NSD BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          JUNE 30,                    DECEMBER 31,
                                                                                            1999                          1998
                                                                                        ------------                 -------------
  ASSETS
  Cash and Due From Banks                                                               $ 14,458,183                 $ 19,778,095
  Federal Funds Sold                                                                              --                    2,500,000
  Investment Securities Available for Sale at Market Value (Amortized Cost of
  $104,062,423 at June 30, 1999 and $90,125,932 at December 31, 1998)                    103,681,113                   92,789,341
  Investment Securities Held to Maturity at Amortized Cost (Market Value of
  $3,071,971 at June 30, 1999 and $3,621,208 at December 31, 1998)                         2,967,027                    3,437,580
  Loans Held for Sale                                                                      3,913,250                    3,995,483
  Loans, Net of Deferred Fees                                                            241,288,874                  230,937,044
  Unearned Income                                                                         (1,610,861)                  (1,984,393)
  Reserve for Loan Losses                                                                 (2,929,892)                  (2,756,502)
  --------------------------------------------------------------------------------------------------------------------------------
       Loans, Net                                                                        240,661,371                  230,191,632
  Premises and Equipment, Net                                                              2,343,026                    2,728,434
  Accrued Interest Receivable                                                              2,397,762                    2,115,343
  Other Real Estate Owned and Assets Held for Sale                                           262,748                      306,620
  Other Assets                                                                             5,358,936                    3,320,947
  --------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                          $372,130,166                 $357,167,992
  ================================================================================================================================


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
      Noninterest Bearing                                                               $ 61,386,163                 $ 60,317,643
      Interest Bearing                                                                   226,573,584                  219,797,517
  --------------------------------------------------------------------------------------------------------------------------------
      Total Deposits                                                                     287,959,747                  280,115,160
  Borrowed Funds:
      Advances from Federal Home Loan Bank and Other Borrowings                           44,000,000                   33,000,000
      Fed Funds Purchased                                                                  2,201,805                           --
  --------------------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds                                                                46,201,805                   33,000,000
  Accrued Interest Payable                                                                 5,126,692                    4,977,580
  Other Liabilities                                                                        1,655,241                    6,680,887
  --------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                      340,943,485                  324,773,627
  Common Stock $1 Par Value; 10,000 shares authorized, 2,872,580 issued and
  2,832,357 outstanding at June 30, 1999 and 2,604,172 issued and 2,586,410
  outstanding at December 31, 1998                                                         2,872,580                    2,604,172
  Treasury Stock at cost, 40,223 shares at June 30, 1999 and 17,762 shares at
  December 31, 1998                                                                         (945,356)                    (457,950)
  Capital Surplus                                                                         13,612,252                    7,885,041
  Accumulated Other Comprehensive Income                                                    (251,663)                   1,757,851
  Retained Earnings                                                                       15,898,868                   20,605,251
  --------------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                              31,186,681                   32,394,365
  --------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $372,130,166                 $357,167,992
  ================================================================================================================================

See notes to consolidated financial statements

                                NSD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                         FOR THE SIX MONTHS ENDED JUNE 30,       FOR THE THREE MONTHS ENDED JUNE 30,
                                                      ------------------------------------------------------------------------------
                                                                1999               1998                1999              1998
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                       $ 9,536,361        $ 9,824,898         $ 4,818,251       $4,921,593
Investment Securities
     Taxable                                                  2,914,466          1,613,334           1,551,622          834,071
     Tax-Exempt                                                 132,703            138,251              72,327           61,008
     Dividends                                                  107,322             74,931              58,761           37,920
Interest Bearing Deposits                                        10,758              7,358               9,734            2,549
Federal Funds Sold                                               18,383            364,938                 843          177,939
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                   12,719,993         12,023,710           6,511,538        6,035,080

INTEREST EXPENSE
Deposits                                                      4,306,357          4,426,095           2,182,540        2,205,402
Federal Funds Purchased                                          62,414                 --              46,531         (86,812)
FHLB Advances and Other Borrowings                              959,644            586,131             515,115          370,387
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                        5,328,415          5,012,226           2,744,186        2,488,977
Net Interest Income                                           7,391,578          7,011,484           3,767,353        3,546,103
Provision for Loan Losses                                       420,000            390,000             210,000          195,000
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses           6,971,578          6,621,484           3,557,353        3,351,103

OTHER INCOME
Net Investment Securities Gains                                 141,059            143,694             140,991          116,942
Service Fees                                                    430,457            375,881             230,198          194,366
Other Operating Income                                          313,028            307,939             121,479          119,329
------------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                              884,544            827,514             492,668          430,637

OTHER EXPENSES
Salaries and Employee Benefits                                2,243,794          2,150,140           1,123,830        1,057,655
Occupancy Expense                                               412,577            401,105             232,778          203,153
Equipment and Supplies                                          532,081            506,327             286,179          244,883
Data Processing                                                 352,716            304,403             182,791          144,201
FDIC Insurance                                                   20,579             19,115              11,217            9,665
Advertising                                                      79,859             79,948              58,396           50,345
Other Operating Expenses                                        998,709          1,093,168             534,669          550,213
------------------------------------------------------------------------------------------------------------------------------------
Total Other Expenses                                          4,640,315          4,554,206           2,429,860        2,260,115

Income Before Income Taxes                                    3,215,807          2,894,792           1,620,160        1,521,625
Provision for Income Taxes                                    1,070,900            919,450             521,650          496,550
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                    2,144,907          1,975,342           1,098,510        1,025,075
====================================================================================================================================
Other Comprehensive Income, net of tax                       (2,009,514)            66,964          (1,709,669)          48,353
------------------------------------------------------------------------------------------------------------------------------------
Net Comprehensive Income                                    $   135,393        $ 2,042,306         $  (611,159)      $1,073,428

NET INCOME PER COMMON SHARE (1)

Net Income - Basic                                                $0.76              $0.69               $0.39            $0.36
Net Income - Diluted                                              $0.75              $0.68               $0.38            $0.35
Common Dividends Declared and Paid Per Share                      $0.34              $0.30               $0.17            $0.15
Weighted Average Shares Outstanding - Basic                   2,836,753          2,852,433           2,833,257        2,852,433
Weighted Average Shares Outstanding - Diluted                 2,870,362          2,902,404           2,872,844        2,902,823


See notes to consolidated financial statements.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                        1999                 1998
---------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                          $  2,144,907        $  1,975,342
Adjustments to Net Income:
   Provision for Loan Losses                                                             420,000             390,000
   (Gain) on Sale of Investment Securities Available for Sale                           (140,139)           (143,694)
   Loss (Gain) on Sale of Other Assets                                                    23,717              (1,966)
   Gain on Disposition of Premises and Equipment                                            (976)                 --
   Depreciation and Amortization                                                         307,357             318,967
   Net Premium Amortization                                                               69,560              35,412
   (Increase) Decrease in Accrued Interest Receivable                                   (282,419)             23,080
   Decrease (Increase) in Accrued Interest Payable                                       149,113            (389,842)
   (Increase) in Other Assets                                                           (593,363)           (140,366)
   Deferred Loan Fees, Net                                                                (9,730)            (26,387)
   (Decrease) Increase in Other Liabilities                                           (5,526,267)            344,236
---------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Operating Activities                                      (3,438,240)          2,384,782
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Investment Securities Available for Sale                      5,738,066          11,551,239
   Proceeds from Repayments and Maturities of Investment Securities
   Available for Sale                                                                 14,611,174          15,708,514
   Proceeds from Repayments and Maturities of Investment Securities Held
   to Maturity                                                                           471,080           1,327,000
   Purchases of Investment Securities                                                (34,215,680)        (29,348,248)
   Proceeds from Sales of Other Real Estate Owned                                        288,729             200,943
   Net (Increase) Decrease in Loans                                                  (11,148,583)          5,710,556
   Dispositions (Purchases) of Premises and Equipment, Net                               167,327             (57,970)
---------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities                                     (24,087,887)          5,092,034
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Demand and Savings Accounts                                         6,261,937           1,514,198
   Net Increase (Decrease) in Certificates of Deposit                                  1,582,651          (1,250,881)
   Increase in Federal Funds Purchased                                                 2,201,805                  --
   Proceeds from Federal Home Loan Bank Advances and Other  Borrowings                21,000,000          15,000,000
   Repayment of Federal Home Loan Bank Advances and Other Borrowings                 (10,000,000)         (6,000,000)
   Proceeds from the Exercise of Common Stock Options                                    127,838             128,072
   Cash Paid in Lieu of Fractional Shares                                                 (3,926)                 --
   Treasury Stock Purchased                                                             (487,406)                 --
   Cash Dividends Paid                                                                  (976,684)           (881,667)
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                             19,706,215           8,509,722
---------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                      (7,819,912)         15,986,538
Cash and Cash Equivalents at Beginning of Year                                        22,278,095          15,638,396
=====================================================================================================================
Cash and Cash Equivalents at End of Year                                              14,458,183          31,624,934
=====================================================================================================================

    See notes to consolidated financial statements

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

3.       RECENT ACCOUNTING PRONOUNCEMENTS:

In October 1998, Statement of Financial Accounting Standards (SFAS) No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued which establishes the accounting and reporting standards for enterprises involved in the business of securitizing mortgage loans held for sale. This statement requires that these instruments be classified as trading securities and reported at fair value. The Corporation is not in the business of securitizing mortgage loans and, therefore, will not implement this statement at this time.

In June 1998, the Financial Accounting Standards Board ("FASB") issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. FAS No. 133 which was amended by FAS statement No. 137 in June 1998. FAS No. 137 delays the effective date of FAS No. 133 to the first quarter of years beginning after June 15, 2000. Management believes that adoption of FAS No. 133 will not have a material impact on the Corporation's financial condition or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three and six months ended June 30, 1999 compared to the three and six months ended
June 30, 1998.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1999 was $2,144,907, an increase of $169,565 from $1,975,342 for the six months ended June 30, 1998. Contributing to the increase were increases in net interest income and service fee income of $380,094 and $54,576, respectively, and decreases in other operating expense of $94,460. Offsetting these increases to net income were increases in the provision for loan losses, salaries and employee benefits, occupancy, equipment and supplies, data processing and provision for income taxes of $30,000, $93,654, $11,472, $25,754, $48,313 and $151,450, respectively, for the six months ended June 30, 1999 compared to the same period in 1998. The Corporation's annualized return on average assets (ROA) for the first six months of 1999 was 1.20% compared to 1.23%. This decrease reflects the impact of significant growth in average assets and compression in the net interest margin. Annualized return on average equity (ROE) was 13.48% for the first half of 1999 compared to 12.74% for the same period in 1998. This increase is largely due to a lower equity-to-assets ratio resulting from significant growth in average assets and, to a lesser extent, the repurchase of common shares into treasury. Offsetting this increase was a decline in net interest margin.

Net income for the second quarter of 1999 was $1,098,510, an increase of $73,435 from $1,025,075 for the second quarter of 1998. Contributing to the overall increase were increases in net interest income, net investment securities gains and service fee income of $221,250, $24,049 and $35,832, respectively, and a decrease in other operating expenses of $15,544. Offsetting the increases to net income were increases to the provision for loan losses, salaries and employee benefits, occupancy expense, equipment and supplies, data processing and provision for income taxes of $15,000, $66,175, $29,625, $41,296, $38,590 and
$25,100, respectively. ROA and ROE for the second quarter of 1999 was 1.21% and 13.80%, respectively, compared to 1.27% and 13.05% for same period in 1998.

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

Total interest income increased $648,011 during the six months June 30, 1999 as compared to the same period in 1998 as the result of a $34,615,741 increase in average earning assets offset by a decline in the yield on average earning assets to 7.58% at June 30, 1999 from 8.01% at June 30, 1998. The increase in average assets was comprised of increases in average investment securities and loans of $44,806,161 and $3,332,307, respectively, while average federal funds sold declined by $12,557,127 for the first half of 1999 as compared to the first half of 1998.

Total interest expense increased $316,190 during the six months ended June 30, 1999 compared to the same period in 1998 as the result of a $29,061,033 increase in average interest bearing liabilities offset by a decline in the average cost of such funds to 4.09% at June 30, 1999 from 4.32% at June 30, 1998. The increase in average interest bearing liabilities was comprised of increases in average interest bearing deposits, federal funds purchased and FHLB advances of $9,560,104, $2,550,652 and $16,950,277, respectively.

Total interest income increased $513,251 to $6,576,384 during the second quarter of 1999 as compared to the same period in 1998. This increase is the result of growth in average earning assets of $38,884,851 offset by a decline in the yield on total earning assets from 7.93% for the second quarter of 1998 to 7.63% for the second quarter of 1999. Average loans increased, quarter over quarter, by $6,426,278. The benefit of this increase was partially offset by a decrease in the yield on average loans to 8.15% during 1999's second quarter compared to 8.53% for the same period in 1998. An increase in average investment securities outstanding of $47,383,480, in conjunction with an increase in average yield during the quarter to 6.32% from 6.28% for the second quarter of 1998, contributed significantly to the overall increase in interest income.

Interest expense increased $255,209 during the second quarter of 1999 compared to the second quarter of 1998 largely due to a $35,572,931 increase in interest bearing liabilities. The increase was somewhat mitigated by a decline in the average total cost of funds from 4.28% for the second quarter of 1998 to 4.09% for second quarter of 1999. Average interest bearing deposits increased $12,994,963 while the cost of total average interest bearing deposits declined to 3.90% in the first half of 1999 from 4.28% for the same period in 1998. The increase in average interest bearing deposits consisted of $676,472, $9,042,074 and $3,276,417 increases in saving, money market and interest checking, and certificate of deposit accounts, respectively. Average borrowed funds increased $22,577,968 for the second quarter of 1999 compared to the second quarter of 1998.

The Corporation's year-to-date net interest margin decreased from 4.71% as of June 30, 1998 to 4.43% as of June 30, 1999, due to a decrease in the average yield on earning assets partially offset by a decrease in the average cost of funds paid on interest bearing liabilities. The Corporation's 1999 second quarter net interest margin of 4.45% reflects a decline from 4.68% for the same period in 1998. This decline was the result of earning asset yield compression offset by a lower average cost for interest bearing liabilities.

PROVISIONS FOR LOAN LOSSES

The Corporation's provision for loan losses was $420,000 and $210,000 for the six and three month periods ended June 30, 1999, respectively, compared to $390,000 and $195,000, respectively, for the same periods in 1998. The Corporation had net charge-offs of $246,610 and $698,241 for the first six months of 1999 and 1998, respectively. The decrease in net charge-offs was largely due to commercial loans charged-off related to one borrower during the second quarter of 1998. The charged-off loans related to this borrower had been anticipated by management and, therefore, had been placed on nonaccrual status with an appropriate reserve allocation.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:


                                                                                             FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              1999                      1998
--------------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year                                               $2,756,502                $2,914,329
Charge-offs:
   Commercial, Financial, and Agricultural Loans                                               66,560                   398,681
   Real Estate Mortgage Loans                                                                      --                        --
   Installment Loans                                                                          196,210                   427,662
   Lease Financing                                                                             19,963                    29,944
--------------------------------------------------------------------------------------------------------------------------------
Total Charge-offs                                                                             282,733                   856,287
Recoveries:
   Commercial, Financial, and Agricultural Loans                                                   --                        --
   Real Estate Mortgage Loans                                                                      --                        --
   Installment Loans                                                                           34,923                   158,046
   Lease Financing                                                                              1,200                        --
--------------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                                                               36,123                   158,046
--------------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                                                               246,610                   698,241
Provisions for Loan Losses                                                                    420,000                   390,000
--------------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Year                                                     $2,929,892                $2,606,088
================================================================================================================================

OTHER INCOME

Other income increased $57,030 to $884,544 for the six months ended June 30, 1999 from $827,514 for the six months ended June 30, 1998. Sales of investment securities available for sale during the first six months of 1999 resulted in net gains of $141,059 compared to $143,694 for the same period in 1998. Service fees increased $54,576 to $430,457 for the first half of 1999, from $375,881 for the first half of 1998. Of this increase, $53,458 was attributed to increased net NSF charges and checking account fees during the first six months of 1999. Other operating income increased slightly to $313,028 for the six months ended June 30, 1999. A gain recognized on the sale of land of $100,814 and increased ATM surcharge income of $56,702 was offset by the writedown of $100,000 in fixed assets in connection with installation of a new computer network and branch teller/platform system and a $33,633 loss recognized due to an appraised value modification related to one property held as Other Real Estate Owned. Checkbook commissions income also declined during the first six months of 1999 by $13,718.

Other income increased $62,031 during the second quarter of 1999 to $492,668 from $430,637 for second quarter of 1998. The sale of investment securities resulted in net gains of $140,991 for the three months ended June 30, 1999 compared to $116,942 for the same period a year ago. Service fees increased $35,832 to $230,198 for the second quarter of 1999 due to increased net NSF charges and checking fees of $24,307 and $12,033, respectively. Other operating income increased slightly over last year's second quarter as an increase in ATM surcharge income of $27,601 and a gain recognized on the recovery of a previously charged-off asset of $5,347 were offset by the $40,000 writedown of fixed assets replaced due to Year 2000 related upgrades.

OTHER EXPENSES

Total other expenses for the first half of 1999 increased $86,109 to $4,640,315 from $4,554,206 for the first half of 1998. Salaries and employee benefits increased $93,654, reflecting normal salary and benefit increases and additional staffing to support the growth of the Corporation. Occupancy expense increased $11,472 with contractual lease payment escalations and an increase in building maintenance expense. Equipment and supplies expense increased $25,754 due to increases in office and stationery and supply expenses of $20,427 and $10,473, respectively, offset by a decrease in equipment repairs of $5,535. Data processing expense increased $48,313 primarily due to increases in ATM network charges and home banking system costs and additional core processing vendor charges associated with the Bank's new contract and system installations. Advertising expense remained at virtually the same level as the same period in 1998. Contributing to the $94,459 decrease in other operating expenses were decreases in protection, asset recovery, promotions, financial services, director's fees, general loss, teller and ATM over/short of $20,948, $15,430, $34,799, $18,083, $20,357, $21,027 and $17,691, respectively, offset by increases in postage, telephone, student loan processing, PA shares tax, audit and checking account losses of $9,017, $15,988, $20,783, $14,696, $8,320 and
$6,161, respectively.

Total other expenses for the second quarter of 1999 increased $169,745 to $2,429,860 from $2,260,115 for the same period in 1998. Salaries and employee benefits increase $66,175 reflecting normal salary and benefit increases, addition incentive compensation accruals and increased medical insurance costs to the Corporation. Occupancy expense increased $29,625 almost entirely due to a one-month mismatch in the payment cycle for bank owned properties. Equipment and supplies expense increased $41,296 largely due to stationery and supply and other office expense increases of $19,315 and $26,433, respectively, offset by a $3,526 reduction in equipment repairs. Data processing expense increased $38,590 as a result of increases in ATM network charges and home banking system costs and additional core processing vendor charges associated with the Bank's new contract and system installations. Advertising expense increased $8,051 primarily due to the timing difference in purchasing print advertising space. Contributing to the $15,544 decrease in other operating expenses were decreases in promotions, financial services, correspondent bank service charges, and general losses of $12,071, $12,470, $8,183 and $9,941, respectively, offset by increases in telephone, student loan processing and legal expenses of $14,388, $9,905 and $5,349, respectively.

INCOME TAXES

The Corporation recorded an income tax provision of $1,070,900 for the six months ended June 30, 1999 compared to $919,450 for the six months ended June 30, 1998. The increase in tax provision was the result of higher pre-tax earnings. The effective tax rates for the first half of 1999 and 1998 were 33.3% and 31.8%, respectively. The increase in effective tax rate is due mainly to the decrease in income and earned on tax-exempt earning assets.

The Corporation recorded an income tax provision of $521,650 for the three months ended June 30, 1999 compared to $496,550 for the three months ended June 30, 1998. The increase in the tax was the result of higher pre-tax earnings. The effective tax rates for the first half of 1999 and 1998 were 32.2% and 32.6%, respectively. The increase in effective tax rate is due mainly to the decrease in income earned on tax-exempt earning assets.

FINANCIAL CONDITION

The Corportation's total assets increased $14,962,174 from $357,167,992 at December 31, 1998 to $372,130,166 at June 30, 1999. Securities available for sale increased $10,891,772 while securities held to maturity decreased $470,553. Loans available for sale decreased to $3,913,250 at June 30, 1999 from $3,995,483 at December 31, 1998. The loans available for sale at June 30, 1999 and December 31, 1998 were entirely comprised of student loans. Loans, net of deferred fees, increased from $230,937,044 at December 31, 1998 to $241,288,874 at June 30, 1999.

INVESTMENT SECURITIES

Investment securities available for sale increased $10,891,772 during the first half of 1999. Increases in U.S. Government agencies, mortgage-backed securities and obligations of state and political subdivisions of $3,235,997, $5,461,870 and $1,968,032, respectively, were due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a significant change in net, unrealized gains (losses) on fixed income securities principally due to a dramatic shift in market pricing during the second quarter of 1999. Although such investment securities are categorized as available for sale, the portfolio is managed based on yield and cashflow. Management considers this change in fair value to be temporary in nature posing minimal impact to future profitability. Investment securities held to maturity decreased $470,553 due to normal maturity and call activity as all new purchases are categorized as available for sale. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. Marketable equity securities increased $259,377 during the first half of 1999 which was due almost entirely to an increase in the level of FHLB stock.

A summary of investment securities available for sale is as follows:


                                                                                    JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    GROSS UNREALIZED
                                                                                         HOLDING
                                                           AMORTIZED        ----------------------------------
                                                              COST              GAINS               LOSSES              FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                $  5,207,958         $    4,942          $    2,278           $  5,210,622
Obligations of U.S. Government Agencies                    30,387,817              4,292             910,088             29,482,021
Mortgage-backed Securities                                 56,029,854             37,880           1,615,189             54,452,545
Obligations of State and Political Subdivisions             2,651,064              2,861             122,783              2,531,142
Other Bonds                                                 6,860,967              9,859             168,196              6,702,630
Marketable Equity Securities                                2,924,763          2,377,390                  --              5,302,153
------------------------------------------------------------------------------------------------------------------------------------
                                                         $104,062,423         $2,437,224          $2,818,534           $103,681,113
====================================================================================================================================



                                                                                  DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    GROSS UNREALIZED
                                                                                         HOLDING
                                                           AMORTIZED        ----------------------------------
                                                              COST              GAINS               LOSSES              FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                 $ 5,225,749         $   30,280            $  2,823            $ 5,253,206
Obligations of U.S. Government Agencies                    26,187,451             92,554              33,981             26,246,024
Mortgage-backed Securities                                 49,140,324            170,208             319,857             48,990,675
Obligations of State and Political Subdivisions               553,529              9,581                  --                563,110
Other Bonds                                                 6,802,815             14,724             123,989              6,693,550
Marketable Equity Securities                                2,216,064          2,826,712                  --              5,042,776
------------------------------------------------------------------------------------------------------------------------------------
                                                          $90,125,932         $3,144,059            $480,650            $92,789,341
====================================================================================================================================


A summary of investment securities held to maturity is as follows:

                                                                                    JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    GROSS UNREALIZED
                                                                                         HOLDING
                                                           AMORTIZED        ----------------------------------
                                                              COST              GAINS               LOSSES              FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Obligations of State and Political Subdivisions            $2,717,027           $ 95,817            $  --                $2,812,845
Other Bonds                                                   250,000              9,126               --                   259,126
------------------------------------------------------------------------------------------------------------------------------------
                                                           $2,967,027           $104,943            $  --                $3,071,971
====================================================================================================================================


                                                                                  DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    GROSS UNREALIZED
                                                                                         HOLDING
                                                           AMORTIZED        ----------------------------------
                                                              COST              GAINS               LOSSES              FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Obligations of State and Political Subdivisions            $3,187,580          $162,355             $  --                $3,349,935
Other Bonds                                                   250,000            21,273                --                   271,273
------------------------------------------------------------------------------------------------------------------------------------
                                                           $3,437,580          $183,628             $  --                $3,621,208
====================================================================================================================================

LOANS

Loans, net of deferred fees, increased to $241,288,874 at June 30, 1999 from $230,937,044 at December 31, 1998. Commercial loan development efforts resulted in an increase of $5,006,097 in nonresidential mortgages which offset a net decline of $5,035,446 in commercial, financial and agricultural loans due to paydowns. Increased production of indirect automobile loans was the primary reason for the $9,511,020 increase in consumer loans to individuals offsetting a decrease in equipment leases of $852,114. More aggressive residential mortgage loan pricing resulted in an increase of $2,277,622 while lines of credit decreased $495,603. Other loan categories experienced only slight changes in outstanding volume during the first half of 1999.


                                                                    JUNE 30,          DECEMBER 31,          INCREASE
                                                                      1999                1998              (DECREASE)
-----------------------------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                                     $101,511,284        $ 92,000,264         $ 9,511,020
Mortgage:
   Nonresidential                                                   33,066,964          28,060,867           5,006,097
   Residential                                                      54,972,908          52,695,286           2,277,622
Commercial, Financial and Agricultural                              35,409,603          40,445,049          (5,035,446)
Lines of Credit                                                      4,881,245           5,376,848            (495,603)
Lease Financing                                                     11,058,640          11,910,754            (852,114)
Nonaccrual Loans                                                       715,884             785,360             (69,476)
-----------------------------------------------------------------------------------------------------------------------
Total Loans                                                        241,616,528         231,274,428          10,342,100
Deferred Fees                                                         (327,654)           (337,384)              9,730
-----------------------------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                                       $241,288,874        $230,937,044         $10,351,830
=======================================================================================================================

A loan is considered impaired when based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At June 30, 1999, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $0 for the first six months of 1999. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first half of 1999.

NON-PERFORMING ASSETS

Non-performing assets increased from $1,905,658 at December 31, 1998 to $2,023,686 at June 30, 1999 due to a $231,376 increase in loans 90 days past due and still accruing offset by declines in nonaccrual loans, other real estate owned and other assets held for sale of $69,475, $39,877 and $3,996, respectively.

The current quality of the loan portfolio can be demonstrated by the following table which details total non-performing loans and past due loans:

                                                                                                     JUNE 30,         DECEMBER 31,
                                                                                                       1999               1998
  ---------------------------------------------------------------------------------------------------------------------------------
  Nonaccrual Loans                                                                                  $  715,885         $  785,360
  Other Real Estate Owned                                                                              151,675            191,552
  Other Assets Held for Sale                                                                           111,073            115,069
  ---------------------------------------------------------------------------------------------------------------------------------
     Total Non-Performing Assets                                                                       978,633          1,091,981
  Loans 90 Days Past Due and Still Accruing                                                          1,045,053            813,677
  ---------------------------------------------------------------------------------------------------------------------------------
     Total Non-Performing Assets and Past Due Loans                                                 $2,023,686         $1,905,658
  =================================================================================================================================

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at June 30, 1999 was $2,929,892 or 1.20% of total loans compared to $2,606,088 or 1.14% of total loans at June 30, 1998. Management anticipates that the loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following is a summary of activity in the reserve for loan losses:


                                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                                       1999               1998
  ---------------------------------------------------------------------------------------------------------------------------------
  Beginning Balance                                                                                 $2,756,502         $2,914,329
  Provision                                                                                            420,000            390,000
  Net Charge-offs                                                                                      246,610            698,241
  ---------------------------------------------------------------------------------------------------------------------------------
  Ending Balance                                                                                    $2,929,892         $2,606,088
  =================================================================================================================================

  Reserve for Loan Losses to Total Loans                                                                  1.20%              1.14%
  =================================================================================================================================


LIABILITIES

Total liabilities were $340,943,485 at June 30, 1999, an increase of $16,169,858 from December 31, 1998. An increase in total borrowed funds of $11,000,000 and total deposits of $7,844,587, offset by a decrease in other liabilities of $4,876,534. The increase in borrowed funds was used to fund loan growth and to increase the investment portfolio as part of an overall leverage strategy.

DEPOSITS

Total deposits increased $7,844,587 from $280,115,160 at December 31, 1998 to $287,959,747 at June 30, 1999. Contributing to the overall increase were increase in noninterest bearing demand deposits, saving deposits, money market deposits and time deposits of $1,068,520, $2,169,474, $6,480,768 and $1,892,469,
respectively, offset by decreases in interest bearing demand deposits and time deposits over $100,000 of $3,456,825 and $309,819, respectively.

The composition of deposits is shown in the following table:


                                                                      JUNE 30,             DECEMBER 31,             INCREASE
                                                                        1999                   1998                (DECREASE)
------------------------------------------------------------------------------------------------------------------------------
Noninterest Bearing Demand                                          $ 61,386,163           $ 60,317,643           $ 1,068,520
Interest Bearing Demand                                               28,243,164             31,699,989            (3,456,825)
Savings                                                               39,876,004             37,706,530             2,169,474
Money Market Account                                                  63,096,664             56,615,896             6,480,768
Time Deposits equal to or more than $100,000                          13,829,504             14,139,323             (309,819)
Time Deposits less than $100,000                                      81,528,248             79,635,779             1,892,469
------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                      $287,959,747           $280,115,160           $ 7,844,587
==============================================================================================================================

TOTAL BORROWED FUNDS

At June 30, 1999, the Corporation had total borrowed funds of $46,201,805, $2,201,805 of which will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. At June 30, 1999, total borrowed funds was comprised of advances from the Federal Home Loan Bank which are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments of $44,000,000 and federal funds purchased of $2,201,805.

SHAREHOLDER'S EQUITY

Consolidated shareholders' equity decreased $1,207,684 from $32,394,365 at December 31, 1998 to $31,186,681 at June 30, 1999. This decrease was the result of the retention of earnings offset by the purchase of treasury stock, payment of cash dividends to shareholders and a decline in accumulated other comprehensive income which is comprised entirely of unrealized holding gains/losses on investment securities.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at June 30, 1999 was 12.10% compared to 12.36% at December 31, 1998. The Corporation's total risk-based capital ratio at June 30, 1999 was 13.66% compared to 14.02% at December 31, 1998. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At December 31, 1998, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in a negative impact of less than 1.2% or approximately $179,000 on projected net interest income over a one-year period. conversely, a 200 basis point decrease in interest rates resulted in a slight increase in projected net interest income of .1% or approximately $19,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at December 31, 1998. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of December 31, 1998. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of June 30, 1999.

YEAR 2000 CONSIDERATIONS

In 1997, the Corporation began analyzing information systems and vendor supplied application systems to identify and resolve any year 2000 issues concerning its business or operations. Senior management views this initiative as one of the highest priorities of the Corporation. With oversight from the Board of Directors, the Corporation is aggressively pursuing appropriate solutions and assurances with regard to compliance of all applications affected by the year 2000. As of June 30, 1999, the Corporation had completed its assessment of all hardware, software, core business applications and data exchange interfaces and had substantially completed renovating systems and applications and validating year 2000 readiness.

Non-information technology systems such as the elevator, HVAC, security systems, etc., have been reviewed to determine if there are any year 2000 issues. Any non-compliant system or related equipment has either already been replaced or is in the process of being replaced before the year 2000.

It is estimated that the total cumulative cost to the Corporation of this process will approximate $750,000 which includes costs associated with modifying existing systems, purchasing or leasing certain hardware and software and writedown of items which will be disposed prematurely due to noncompliance. The majority of such costs will be incurred during 1999. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred.

Although the Corporation believes that it will be year 2000 compliant, any unforeseen system failures could result in a compromise in the Corporation's ability to service customers and could have a potentially adverse impact on NSD Bancorp's financial condition or results of operations. A Contingency and Business Resumption Plan has been developed to help insure that the Corporation is prepared in the event of an automated information system failure and to address liquidity concerns due to possible public demands for cash.

All commercial loan customers with significant loan exposures have been contacted to emphasize the importance of adequately preparing for year 2000 issues and to assess the state of their year 2000 readiness. The Corporation could experience losses due to the interruption of a loan customer's business caused by year 2000 related problems. As of June 30, 1999, there appears to be no significant additional exposure to loan losses due to year 2000 related issues. There is, however, no assurance that customers will not experience a year 2000 related business interruption resulting in a potentially material adverse effect on NSD Bancorp's financial condition or results of operation. Management intends to continue its monitoring and assessments throughout 1999 to mitigate any such losses.

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

Operating activities used net cash of $3,438,240 during the first half of 1999, compared to providing cash of $2,384,782 during the first half of 1998. The primary source of operating cash flows for 1999 was net income adjusted for the effect of noncash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $24,087,887 during the first half of 1999, compared to providing cash of $5,092,034 during the first half of 1998. A significant portion of borrowings were invested in investment securities available for sale as part of an overall leverage strategy. Proceeds from sales, repayments and maturities of investment securities available for sale and held to maturity were reinvested primarily in investment securities available for sale although some cash was used to fund loan growth.

Financing activities provided cash of $19,706,215 and $8,509,722 for the first half of 1999 and 1998, respectively. A net increase in total borrowed funds and total deposits provided while cash was used by the payment of cash dividends to shareholders and purchases of treasury stock.

Part II - Other Information

Items 1-3.      Not applicable pursuant to the instructions to Part II.

Item 4.         Submission of Matters for a Vote of Security Holders

                An annual meeting of shareholders of the Corporation was held on April 27, 1999, for the purpose of (a) electing 4 directors,
                (b) ratifying the appointment of Deloitte & Touche, L.L.P., Certified Public Accountants, as the independent auditors and accountants for the Corporation.

          (a) All 4 nominees were elected and the votes for and against/withheld were as follows:

                 NOMINEE                          FOR            AGAINST

                 William R. Baierl             2,268,442          3,610
                 Grant A. Colton, Jr.          2,268,442          3,610
                 L.R. Gaus                     2,268,537          3,515
                 Arthur J. Rooney, II          2,224,616         47,436

          (b) The appointment of Deloitte & Touche, L.L.P., as independent auditors and accountants was ratified with a vote of 2,210,324 for and 61,728 against/withheld or abstaining.

                 With respect to the above matters, each holder of the Corporation's common stock was entitled to one vote per share. The number of shares of common stock outstanding and entitled to vote as of March 16, 1999, the record date, was 2,862,878.

Item 5.          Not applicable pursuant to the instructions to Part II.

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


                                          NSD BANCORP, INC.
                                          -----------------
                                          (Registrant)


Dated: August 11, 1999                    /s/ Lloyd G. Gibson
                                          ------------------------------
                                          Lloyd G. Gibson, President and
                                          Chief Executive Officer



Dated: August 11, 1999                    /s/ James P. Radick
                                          ------------------------------
                                          James P. Radick, Treasurer
                                          (Principal Financial and
                                          Accounting Officer)