Form 10-Q
period 1999-09-30
NSD BANCORP INC
filed 1999-11-12
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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
(State or other Jurisdiction of       (I.R.S. Employer Identification No.
incorporation or organization)

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

                                YES _X_   NO ___


The number of shares outstanding of the Registrant's common stock as of October 29, 1999 was:

          Common Stock, $1.00 par value - 2,793,363 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10Q

                    For the Quarter Ended September 30, 1999

                                      INDEX

                                                                                        Page
                                                                                        ----
Part I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets September 30, 1999
                  and December 31,1998                                                   3

                  Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30,1999 and 1998                                4

                  Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1999 and 1998                               5

                  Notes to Consolidated Financial Statements                             6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    7

Part II.          Other Information

Item 6.           Exhibits and Reports on Form 8K                                        20

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                                             1999                   1998
ASSETS
Cash and Due From Banks                                                                  $  14,635,031         $  19,778,095
Federal Funds Sold                                                                                  --             2,500,000
Investment Securities Available for Sale at Market Value (Amortized Cost of
$101,103,298 at September 30, 1999 and $90,125,932 at December 31, 1998)                    99,966,734            92,789,341
Investment Securities Held to Maturity at Amortized Cost (Market Value of 0 at
September 30, 1999 and $3,621,208 at December 31, 1998)                                             --             3,437,580
Loans Held for Sale                                                                            418,251             3,995,483
Loans, Net of Deferred Fees                                                                257,621,939           230,937,044
Unearned Income                                                                             (1,633,263)           (1,984,393)
Reserve for Loan Losses                                                                     (3,050,337)           (2,756,502)
-----------------------------------------------------------------------------------------------------------------------------
     Loans, Net                                                                            252,938,339           226,196,149
Premises and Equipment, Net                                                                  3,110,741             2,728,434
Accrued Interest Receivable                                                                  2,061,516             2,115,343
Other Real Estate Owned and Assets Held for Sale                                               204,007               306,620
Other Assets                                                                                 4,761,294             3,320,947
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $ 378,095,913         $ 357,167,992
=============================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest Bearing                                                                  $  57,800,426         $  60,317,643
    Interest Bearing                                                                       229,156,890           219,797,517
-----------------------------------------------------------------------------------------------------------------------------
   Total Deposits                                                                          286,957,316           280,115,160
Borrowed Funds:
    Advances from Federal Home Loan Bank and Other Borrowings                               54,103,900            33,000,000
-----------------------------------------------------------------------------------------------------------------------------
    Total Borrowed Funds                                                                    54,103,900            33,000,000
Accrued Interest Payable                                                                     4,656,698             4,977,580
Other Liabilities                                                                            1,769,815             6,680,887
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                          347,487,729           324,773,627
Common Stock $1 Par Value; 10,000 shares authorized, 2,872,580 issued and
2,799,188 outstanding at September 30, 1999 and 2,864,589 issued and 2,845,051
outstanding at December 31, 1998                                                             2,872,580             2,604,172
Treasury Stock at cost, 74,417 shares at September 30, 1999 and 17,762 shares
at December 31, 1998                                                                        (1,674,622)             (457,950)
Capital Surplus                                                                             13,612,253             7,885,041
Accumulated Other Comprehensive Income                                                        (723,994)            1,757,851
Retained Earnings                                                                           16,521,967            20,605,251
-----------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                  30,608,184            32,394,365
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 378,095,913         $ 357,167,992
=============================================================================================================================

           See notes to consolidated financial statements

                                NSD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                              ---------------------------------------------------------------------
                                                                   1999              1998              1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                         $ 14,591,742       $ 14,700,794       $ 5,055,381       $ 4,875,896
Investment Securities
     Taxable                                                     4,371,553          2,537,669         1,457,087           924,335
     Tax-Exempt                                                    198,873            198,413            66,169            60,162
     Dividends                                                     169,747            114,385            62,425            39,454
Interest Bearing Deposits                                           34,651             14,675            23,893             7,317
Federal Funds Sold                                                  20,107            584,497             1,724           219,559
-----------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                      19,386,673         18,150,433         6,666,679         6,126,723

INTEREST EXPENSE
Deposits                                                         6,539,071          6,662,356         2,232,714         2,236,261
Federal Funds Purchased                                            105,171                 --            42,757                --
FHLB Advances and Other Borrowings                               1,587,442            881,202           627,797           295,071
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                           8,231,684          7,543,558         2,903,268         2,531,332
Net Interest Income                                             11,154,989         10,606,875         3,763,411         3,595,391
Provision for Loan Losses                                          630,000            585,000           210,000           195,000
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses             10,524,989         10,021,875         3,553,411         3,400,391

OTHER INCOME
Net Investment Securities Gains                                    169,822            175,975            28,763            32,281
Service Fees                                                       675,657            572,178           245,200           196,297
Other Operating Income                                             456,628            428,151           143,600           120,212
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                               1,302,107          1,176,304           417,563           348,790

OTHER EXPENSES
Salaries and Employee Benefits                                   3,361,644          3,243,910         1,117,850         1,093,770
Occupancy Expense                                                  610,857            608,661           198,281           207,556
Equipment and Supplies                                             817,037            761,984           284,956           255,657
Data Processing                                                    534,750            461,545           182,034           157,142
FDIC Insurance                                                      29,877             28,447             9,297             9,332
Advertising                                                        106,272            111,224            26,413            31,276
Other Operating Expenses                                         1,504,361          1,578,041           505,652           484,873
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Expenses                                             6,964,798          6,793,812         2,324,483         2,239,606

Income Before Income Taxes                                       4,862,298          4,404,367         1,646,491         1,509,575
Provision for Income Taxes                                       1,612,750          1,405,450           541,850           486,000
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                       3,249,548          2,998,917         1,104,641         1,023,575
===================================================================================================================================
Other Comprehensive Income, net of tax                          (2,507,982)          (150,752)         (498,468)         (217,716)
-----------------------------------------------------------------------------------------------------------------------------------
Net Comprehensive Income                                      $    741,566       $  2,848,165       $   606,173       $   805,859

NET INCOME PER COMMON SHARE (1)

Net Income - Basic                                            $       1.15       $       1.05       $       .39       $       .36
Net Income - Diluted                                          $       1.14       $       1.03       $       .39       $       .35
Common Dividends Declared and Paid Per Share                  $        .52       $        .46       $       .17       $       .15
Weighted Average Shares Outstanding - Basic                      2,828,816          2,854,986         2,812,943         2,860,092
Weighted Average Shares Outstanding - Diluted                    2,858,944          2,902,671         2,835,963         2,903,204

See notes to consolidated financial statements.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                              FOR THE NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                            1999                     1998
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                              $  3,249,548            $  2,998,917
Adjustments to Net Income:
   Provision for Loan Losses                                                                 630,000                 585,000
   Gain on Sale of Investment Securities Available for Sale                                 (169,822)               (175,975)
   Gain on Loan Sales                                                                        (37,468)                     --
   Loss (Gain) on Sale of Other Assets                                                        28,569                  (6,373)
   Loss on Disposition of Premises and Equipment                                              39,024                      --
   Depreciation and Amortization                                                             472,856                 473,144
   Net Premium Amortization (Discount Accretion)                                             111,268                  56,645
   Decrease in Accrued Interest Receivable                                                    53,827                 207,349
   Decrease in Accrued Interest Payable                                                     (320,882)               (241,147)
   (Increase) Decrease in Other Assets                                                      (300,259)                110,152
   Deferred Loan Fees, Net                                                                    33,105                 (45,843)
   (Decrease) Increase in Other Liabilities                                               (4,825,790)                438,986
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Operating Activities                                          (1,036,024)              4,400,855
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Investment Securities Available for Sale                         10,959,708              13,815,947
   Proceeds from Repayments and Maturities of Investment Securities
   Available for Sale                                                                     21,682,349              27,824,805
   Proceeds from Repayments and Maturities of Investment Securities Held
   to Maturity                                                                             1,172,588               1,527,000
   Purchases of Investment Securities                                                    (41,262,080)            (54,047,575)
   Proceeds from Sales of Other Real Estate Owned                                            342,618                 292,763
   Net (Increase) Decrease in Loans                                                      (27,911,582)              9,859,783
   Proceeds from the Sale of Loans                                                         3,852,413                      --
   Dispositions (Purchases) of Premises and Equipment, Net                                  (761,738)                (59,851)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used  by Investing Activities                                                   (31,925,724)               (787,128)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Demand and Savings Accounts                                  2,770,863              (4,684,295)
   Net Increase  in Certificates of Deposit                                                4,071,293                 496,421
   Proceeds from Federal Home Loan Bank Advances and Other  Borrowings                    31,103,900              22,000,000
   Repayment of Federal Home Loan Bank Advances and Other Borrowings                     (10,000,000)            (11,000,000)
   Proceeds from the Exercise of Common Stock Options                                        127,838                 232,353
   Cash Paid in Lieu of Fractional Shares                                                     (3,926)                     --
   Treasury Stock Purchased                                                               (1,286,260)                (11,400)
   Cash Dividends Paid                                                                    (1,465,025)             (1,323,692)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                 25,318,683               5,709,387
-----------------------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                          (7,643,065)              9,323,114
Cash and Cash Equivalents at Beginning of Year                                            22,278,095              15,638,396
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                  14,635,031              24,961,510
===================================================================================================================================

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1999 was $3,249,548 an increase of $250,631 from $2,998,917 for the nine months ended September 30, 1998. Contributing to the increase were increases in net interest income of $548,114 and service fee and other income of $103,479 and $28,477, respectively, and a decrease in other operating expense of $73,680. Offsetting these increases to net income were increases in the provision for loan losses, salaries and employee benefits, equipment and supplies, data processing and provision for income taxes of $45,000, $117,734, $55,053, $73,205, $207,300, respectively, for the nine months ended September 30, 1999 compared to the same period in 1998. The Corporation's annualized return on average assets (ROA) for the first nine months of 1999 was 1.19% compared to 1.24%. This decrease reflects the impact of significant growth in average assets and compression in the net interest margin. Annualized return on average equity (ROE) was 13.64% for the first nine months of 1999 compared to 12.70% for the same period in 1998. This increase is largely due to a lower equity-to-assets ratio resulting from significant growth in average assets and, to a lesser extent, the repurchase of common shares into treasury. Offsetting this increase was a decline in net interest margin.

Net income for the third quarter of 1999 was $1,104,641, an increase of $81,066 from $1,023,575 for the third quarter of 1998. Contributing to the overall increase were increases in net interest income, service fee income, and other operating income of $168,020, $48,903 and $23,388, respectively. Offsetting the increases to net income were increases to the provision for loan losses, salaries and employee benefits, equipment and supplies, data processing, other operating expenses and provision for income taxes of $15,000, $24,080, $29,299, $24,892, $20,779 and $55,850, respectively. ROA and ROE for the third quarter of 1999 was 1.15% and 13.96%, respectively, compared to 1.24% and 12.61% for same period in 1998.

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

Total interest income increased $1,165,051 during the nine months ended September 30, 1999 as compared to the same period in 1998 as the result of a $39,264,677 increase in average earning assets offset by a decline in the yield on average earning assets to 7.53% at September 30, 1999 from 7.99% at September 30, 1998. The increase in average assets was comprised of increases in average investment securities and loans of $41,861,812 and $11,122,368, respectively, while average federal funds sold declined by $13,529,085 for the first nine months of 1999 as compared to the same period in 1998.

Total interest expense increased $688,126 during the nine months ended September 30, 1999 compared to the same period in 1998 as the result of a $35,329,495 increase in average interest bearing liabilities offset by a decline in the average cost of such funds to 4.09% at September 30, 1999 from 4.31% at September 30, 1998. The increase in average interest bearing liabilities was comprised of increases in average interest bearing deposits, federal funds purchased and FHLB advances of $12,624,205, $2,769,066 and $19,936,224, respectively.

Total interest income increased $557,848 to $6,711,645 during the third quarter of 1999 compared to the same period in 1998. This increase is the result of growth in average earning assets of $48,562,552 offset by a decline in the yield on total earning assets from 7.89% for the third quarter of 1998 to 7.44% for the third quarter of 1999. Average loans increased, quarter over quarter, by $26,702,491. The benefit of this increase was partially offset by a decrease in the yield on average loans to 8.00% during 1999's third quarter compared to 8.61% for the same period in 1998. An increase in average investment securities outstanding of $35,973,114 in conjunction with an increase in average yield during the quarter to 6.15% from 6.10% for the third quarter of 1998, contributed significantly to the overall increase in interest income.

Interest expense increased $371,936 during the third quarter of 1999 compared to the third quarter of 1998 largely due to a $47,866,425 increase in interest bearing liabilities. The increase was somewhat mitigated by a decline in the average total cost of funds from 4.29% for the third quarter of 1998 to 4.08% for third quarter of 1999. Average interest bearing deposits increased $18,752,412 while the cost of total average interest bearing deposits declined to 3.84% in the third quarter of 1999 from 4.19% for the same period in 1998. The increase in average interest bearing deposits consisted of $1,737,865, $12,200,243 and $4,814,304 increases in saving, money market and interest checking, and certificate of deposit accounts, respectively. Average borrowed funds increased $6,643,064 for the third quarter of 1999 compared to the third quarter of 1998.

The Corporation's year-to-date net interest margin decreased from 4.71% as of September 30, 1998 to 4.36% as of September 30, 1999, due to a decrease in the average yield on earning assets partially offset by a decrease in the average cost of funds paid on interest bearing liabilities. The Corporation's 1999 third quarter net interest margin of 4.22% reflects a decline from 4.65% for the same period in 1998. This decline was the result of earning asset yield compression partially offset by a lower average cost for interest bearing liabilities.

PROVISIONS FOR LOAN LOSSES

The Corporation's provision for loan losses was $630,000 and $210,000 for the nine and three month periods ended September 30, 1999, respectively, compared to $585,000 and $195,000, respectively, for the same periods in 1998. The Corporation had net charge-offs of $336,165 and $802,906 for the first nine months of 1999 and 1998, respectively. The decrease in net charge-offs was largely due to commercial loans charged-off related to one borrower during the second quarter of 1998. The charged-off loans related to this borrower had been anticipated by management and, therefore, had been placed on nonaccrual status with an appropriate reserve allocation.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                  1998
---------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year                                              $2,756,502           $2,914,329
Charge-offs:
   Commercial, Financial, and Agricultural Loans                                              66,560              398,681
   Real Estate Mortgage Loans                                                                  7,837                   --
   Installment Loans                                                                         283,664              398,960
   Lease Financing                                                                            19,963               36,309
---------------------------------------------------------------------------------------------------------------------------
Total Charge-offs                                                                            378,024              833,950
Recoveries:
   Commercial, Financial, and Agricultural Loans                                                  --                   --
   Real Estate Mortgage Loans                                                                     --                   --
   Installment Loans                                                                          40,259               29,844
   Lease Financing                                                                             1,600                1,200
---------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                                                              41,859               31,044
---------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                                                              336,165              802,906
Provisions for Loan Losses                                                                   630,000              585,000
---------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Year                                                    $3,050,337           $2,696,423
===========================================================================================================================


OTHER INCOME

Other income increased $125,803 to $1,302,107 for the nine months ended September 30, 1999 from $1,176,304 for the nine months ended September 30, 1998. Sales of investment securities available for sale during the first nine months of 1999 resulted in net gains of $169,822 compared to $175,975 for the same period in 1998. Service fees increased $103,479 to $675,657 for the first nine months of 1999, from $572,178 for the same period in 1998. Of this increase, $102,557 was attributed to increased net NSF charges and checking account fees during the first nine months of 1999. Other operating income increased to $456,628 for the nine months ended September 30, 1999. A gain recognized on the sale of land of $100,814 and increases in ATM surcharge and other operating income of $89,700 and $25,559, respectively, were offset by a $140,000 writedown in fixed assets in connection with installation of a new computer network and branch teller/platform system and a $33,633 loss recognized due to an appraised value modification related to one property held as Other Real Estate Owned. Also contributing to the overall increase was a $37,468 gain recognized upon the sale of student loans during the third quarter of 1999. Checkbook commission income declined during the first nine months of 1999 by $19,050.

Other income increased $68,773 during the third quarter of 1999 to $417,563 from $348,790 for third quarter of 1998. The sale of investment securities resulted in net gains of $28,763 for the three months ended September 30, 1999 compared to $32,281 for the same period a year ago. Service fees increased $48,903 to $245,200 for the third quarter of 1999 due to increased net NSF charges and checking fees of $37,329 and $13,308, respectively. Other operating income increased over the prior year's third quarter by $23,388. Contributing to this improvement was a $37,468 gain recognized upon the sale of student loans during the third quarter of 1999 and an increase in ATM surcharge income of $32,998. Offsetting these increases was a $40,000 writedown of fixed assets rendered obsolete due to Year 2000 related computer system upgrades.

OTHER EXPENSES

Total other expenses for the first nine months of 1999 increased $170,986 to $6,964,798 from $6,793,812 for the same period in 1998. Salaries and employee benefits increased $117,734, reflecting normal salary and benefit increases and additional staffing to support the growth of the Corporation. Occupancy expense increased $2,196 as rent expense increased by $8,443 due to the escalation of certain contractual lease payments and $17,769 and $7,791 increases in building maintenance and insurance expenses, respectively. Offsetting these increases was a $38,198 reduction in property taxes. Equipment and supplies expense increased $55,053 primarily due to increases in office and stationery and supply expenses of $27,208 and $14,371, respectively, and additional depreciation of $14,282 related to newly installed computer network equipment. Data processing expense increased $73,205 primarily due to increases in ATM network charges and home banking system costs and additional core processing vendor charges associated with the Bank's new contract and system installations. Advertising expense decreased slightly to $106,272 compared to $111,224 for the same period in 1998. Contributing to the $73,680 decrease in other operating expenses were decreases in protection, asset recovery, promotions, financial services, director's fees, general loss, teller and ATM over/short of $28,788, $52,029, $11,888, $21,602, $11,009, $22,557, $37,670 and $11,949, respectively, offset by increases in postage, telephone, legal, PA shares tax of $17,097, $39,230, $10,622, and $19,054, respectively.

Total other expenses for the third quarter of 1999 increased $84,877 to $2,324,483 from $2,239,606 for the same period in 1998. Salaries and employee benefits increased $24,080 reflecting normal salary and benefit increases, addition incentive compensation accruals and increased medical insurance costs to the Corporation. Occupancy expense decreased $9,275 due to a reduction in property taxes of $16,883 partially offset by a $6,316 increase in building maintenance. Equipment and supplies expense increased $29,299 largely due to a stationery and supply expense increase of $6,781 and additional depreciation of $14,282 related to newly installed computer network equipment. Data processing expense increased $24,892, $18,286 of which is attributable to ATM network charges and home banking system costs Advertising expense also decreased $4,863. Contributing to the $20,779 increase in other operating expenses were increases in telephone, legal, promotions, state taxes, and correspondent bank service charges of $23,242, $9,017, $22,911, $12,100 and $9,422, respectively, offset by decreases in asset recovery expenses and general losses of $36,600 and $16,644, respectively.

In 1997, the Corporation initiated the process of analyzing its information systems and vendor supplied application systems to address any year 2000 issues relating to its business or operations. The process involved internal testing or obtaining certification of compliance then, if necessary, modifying or replacing certain hardware and software systems maintained by the Corporation as well as those provided by outside vendors. All systems and applications are substantially compliant or near completion of any necessary remedial actions as of September 30, 1999. Failure of third parties or the Corporation to adequately resolve year 2000 issues could cause a disruption of operations resulting in additional unanticipated operating costs. Credit quality could be affected to the extent customers' financial positions are weakened as a result of year 2000 issues.

It was previously estimated that the total cumulative cost of this process would approximate $750,000 including costs associated with modifying systems as well as the cost of purchasing or leasing certain hardware and software. Cumulative actual expenditures related to Year 2000 necessitated system and operational modifications totaled $856,889 as of September 30, 1999. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred.

INCOME TAXES

The Corporation recorded an income tax provision of $1,612,750 for the nine months ended September 30, 1999 compared to $1,405,450 for the nine months ended September 30, 1998. The increase in tax provision was primarily the result of higher pre-tax earnings. The effective tax rates for the first nine months of 1999 and 1998 were 33.2% and 31.9%, respectively. The increase in effective tax rate is due mainly to the decrease in income earned on tax-exempt earning assets.

The Corporation recorded an income tax provision of $541,850 for the three months ended September 30, 1999 compared to $486,000 for the three months ended September 30, 1998. The increase in tax expense was primarily the result of higher pre-tax earnings. The effective tax rates for the third quarters of 1999 and 1998 were 32.9% and 32.2%, respectively. The increase in effective tax rate is due mainly to the decrease in income earned on tax-exempt earning assets.

FINANCIAL CONDITION

The Corporation's total assets increased $20,927,921 from $357,167,992 at December 31, 1998 to $378,095,913 at September 30, 1999. Securities available for sale increased $7,177,393 while securities held to maturity decreased $3,437,580. Loans available for sale decreased to $418,251 at September 30, 1999 from $3,995,483 at December 31, 1998. Loans available for sale at September 30, 1999 and December 31, 1998 were entirely comprised of student loans. Net loans increased from $226,196,149 at December 31, 1998 to $252,938,339 at September 30, 1999.

INVESTMENT SECURITIES

Investment securities available for sale increased $7,177,393 during the first nine months of 1999. Increases in U.S. Government agencies, mortgage-backed securities and marketable equity securities of $4,334,990, $949,678 and $553,156, respectively, were due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. Obligations of state and political subdivisions available for sale increased $2,739,520 largely due to the reclassification of all such securities, which were previously classified as held to maturity, as available for sale. During the third quarter of 1999, all securities classified as held to maturity were transferred to the available for sale category as part of a strategy designed to increase the Corporation's liquidity position in a market that was favorable to the disposal of such assets. It is the Corporation's policy to classify all future purchases of like securities as available for sale. The Corporation experienced a significant change in net, unrealized gains (losses) on fixed income securities principally due to a dramatic shift in market pricing during the second quarter of 1999 that continues to impact portfolio valuations. Although such investment securities are categorized as available for sale, the portfolio is managed based on yield and cashflow. Management considers this change in fair value to be temporary in nature posing minimal impact to future profitability. Investment securities held to maturity decreased 3,437,580 due to normal maturity and call activity and also due to the transfer of all remaining securities to the available for sale category. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. Marketable equity securities increased $553,156 during the first nine months of 1999 which was due almost entirely to an increase in the level of FHLB stock.

A summary of investment securities available for sale is as follows:


                                                                                   SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                   GROSS UNREALIZED
                                                                                        HOLDING
                                                            AMORTIZED         -----------------------------
                                                              COST              GAINS              LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                 $  3,726,315        $    2,800         $       --        $ 3,729,115
Obligations of U.S. Government Agencies                     31,619,413                --          1,038,399         30,581,014
Mortgage-backed Securities                                  51,898,732             9,336          1,967,715         49,940,353
Obligations of State and Political Subdivisions              3,467,912             2,549            167,831          3,302,630
Other Bonds                                                  7,110,962                --            293,272          6,817,690
Marketable Equity Securities                                 3,279,964         2,315,968                 --          5,595,932
------------------------------------------------------------------------------------------------------------------------------
                                                          $101,103,298        $2,330,653         $3,467,217        $99,966,734
==============================================================================================================================



                                                                                   DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                   GROSS UNREALIZED
                                                                                        HOLDING
                                                            AMORTIZED         -----------------------------
                                                              COST              GAINS              LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                 $  5,225,749        $   30,280         $    2,823        $ 5,253,206
Obligations of U.S. Government Agencies                     26,187,451            92,554             33,981         26,246,024
Mortgage-backed Securities                                  49,140,324           170,208            319,857         48,990,675
Obligations of State and Political Subdivisions                553,529             9,581                 --            563,110
Other Bonds                                                  6,802,815            14,724            123,989          6,693,550
Marketable Equity Securities                                 2,216,064         2,826,712                 --          5,042,776
------------------------------------------------------------------------------------------------------------------------------
                                                          $ 90,125,932        $3,144,059         $  480,650        $92,789,341
==============================================================================================================================


A summary of investment securities held to maturity is as follows:

                                                                                   SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                   GROSS UNREALIZED
                                                                                        HOLDING
                                                            AMORTIZED         -----------------------------
                                                              COST              GAINS              LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------
Obligations of State and Political Subdivisions           $         --        $       --         $       --        $        --
Other Bonds                                                         --                --                 --                 --
------------------------------------------------------------------------------------------------------------------------------
                                                          $         --        $       --         $       --        $        --
==============================================================================================================================


                                                                                   DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                   GROSS UNREALIZED
                                                                                        HOLDING
                                                            AMORTIZED         -----------------------------
                                                              COST              GAINS              LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------
Obligations of State and Political Subdivisions           $  3,187,580        $  162,355         $       --        $ 3,349,935
Other Bonds                                                    250,000            21,273                 --            271,273
------------------------------------------------------------------------------------------------------------------------------
                                                          $  3,437,580        $  183,628         $       --        $ 3,621,208
==============================================================================================================================

LOANS

Loans, net of deferred fees, increased to $257,621,939 at September 30, 1999 from $230,937,044 at December 31, 1998. Commercial loan development efforts resulted in an increase of $15,640,235 in nonresidential mortgages while commercial, financial and agricultural loans also increased by $1,004,054. Increased production of indirect automobile loans offset by the sale of $3,746,811 of student loans was the primary reason for a $16,102,294 increase in consumer loans to individuals. These increases were offset by a $5,143,521 decline in residential mortgages due largely to increased market competition and to decreases in lease financing and lines of credit of $456,085 and 471,889, respectively.


                                                      SEPTEMBER 30,              DECEMBER 31,                   INCREASE
                                                          1999                       1998                      (DECREASE)
-----------------------------------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                       $     108,102,558         $       92,000,264           $      16,102,294
Mortgage:
   Nonresidential                                          43,701,102                 28,060,867                  15,640,235
   Residential                                             47,551,765                 52,695,286                  (5,143,521)
Commercial, Financial and Agricultural                     41,449,103                 40,445,049                   1,004,054
Lines of Credit                                             4,904,959                  5,376,848                    (471,889)
Lease Financing                                            11,454,669                 11,910,754                    (456,085)
Nonaccrual Loans                                              828,272                    785,360                      42,912
-----------------------------------------------------------------------------------------------------------------------------
Total Loans                                               257,992,428                231,274,428                  26,718,000
Deferred Fees                                               (370,489)                  (337,384)                     (33,105)
-----------------------------------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                         $     257,621,939         $      230,937,044           $      26,684,895
=============================================================================================================================

A loan is considered impaired when based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At September 30, 1999, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $0 for the first nine months of 1999. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first nine months of 1999.

NON-PERFORMING ASSETS

Non-performing assets decreased from $1,905,658 at December 31, 1998 to $1,801,890 at September 30, 1999 due to declines in other real estate owned, other assets held for sale and loans 90 days past due and still accruing of $75,637, $26,977 and $44,066, respectively, offset by a $42,912 increase in nonaccrual loans.

The current quality of the loan portfolio can be demonstrated by the following table which details total non-performing loans and past due loans:

                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1999               1998
-----------------------------------------------------------------------------------------------------
Nonaccrual Loans                                                  $       828,272    $       785,360
Other Real Estate Owned                                                   115,915            191,552
Other Assets Held for Sale                                                 88,092            115,069
-----------------------------------------------------------------------------------------------------
   Total Non-Performing Assets                                          1,032,279          1,091,981
Loans 90 Days Past Due and Still Accruing                                 769,611            813,677
-----------------------------------------------------------------------------------------------------
   Total Non-Performing Assets and Past Due Loans                 $     1,801,890    $     1,905,658
=====================================================================================================

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at September 30, 1999 was $3,050,337 or 1.19% of total loans compared to $2,696,423 or 1.20% of total loans at September 30, 1998. Management anticipates that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

The following is a summary of activity in the reserve for loan losses:


                                                                        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      1999                   1998
-------------------------------------------------------------------------------------------------------
Beginning Balance                                               $     2,756,502        $     2,914,329
Provision                                                               630,000                585,000
Net Charge-offs                                                         336,165                802,906
-------------------------------------------------------------------------------------------------------
Ending Balance                                                  $     3,050,337        $     2,696,423
=======================================================================================================

Reserve for Loan Losses to Total Loans                                    1.19%                  1.20%
=======================================================================================================

The Corporation establishes specific reserves for potential problem loans as determined by its loan review program described above. The specific reserves on these loans are determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" taking into account the credit's current operating status, pledged collateral and plans of action for resolving any deficiencies. The specific reserves are usually only considered for the Corporation's commercial loan portfolio.

The Corporation maintains formula reserves for all loans not considered by the specific reserve method. Formula reserves are calculated for each pool of homogeneous loans based on a loan's risk rating, delinquency status and the historical charge-off experience pertaining to each loan type. The loss factors used in calculating formula reserves for substandard, doubtful and loss credits are based upon management's judgment of inherent losses from these classifications of loans. Formula reserves, relative to loan delinquency status, are based on the type of loan and delinquency aging and are determined by management's judgment of inherent losses from these delinquency categories. The Corporation also establishes formula reserves for all loan types based on the historical charge-off percentages for each homogeneous pool of loans. The historical charge-off percentage used by the Corporation is based on the two year cumulative losses for each homogeneous loan pool.

These formula reserves are based on the Corporation's historical charge-off experience. If current charge-off levels deviate from the Corporation's historical charge-off levels, the deviation will be reflected in the Corporation's ongoing formula reserves and will adjust the allowance for loan losses accordingly.

The Corporation maintains an unallocated reserve, which takes the following factors into consideration:

         o        Concentrations of credit
         o        Delinquency and nonaccrual trends
         o        Local and national economic conditions
         o        Changes in lending and collection practices
         o        Trends in volume and terms of loans
         o Other external factors that could affect the ability of the Corporation's customers to repay their obligations.

Management regularly reviews these conditions to determine if any of these conditions is evidenced by a specifically identified problem credit or portfolio segment. Management's estimate of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the potential risk concerning this condition is reflected in the unallocated allowance.

The composition of the Corporation's allowance for loan losses was as follows at September 30, 1999, and 1998 (in thousands):

                                         September 30,
                             -------------------------------------
                                  1999                1998
                             ----------------- -------------------
Specific  reserves             $  617,600           $  378,200
Formula reserves                1,980,591            1,764,278
Unallocated reserves              452,146              553,945
                               ----------           ----------
Total                          $3,050,337           $2,696,423
                               ----------           ----------

Specific reserves increased $239,400 from September 30, 1998 to September 30, 1999 primarily due to an increase in classified loans relating to three commercial loan customers. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these credits may change in the event that there is evidence of an improvement or further deterioration in the customer's ability to satisfy contractual requirements.

The formula reserve portion of the allowance for loan losses increased $216,313 principally due to a significant increase in total commercial and installment loans outstanding offset by a decline in residential mortgage loan portfolio outstanding.

The unallocated reserve portion of the allowance for loan losses decreased $101,799 reflecting an overall improvement in loan delinquencies and positive current local and national economic trends. Also contributing to this decrease has been an improvement in the Corporation's collection practices and specific changes in lending practices.


LIABILITIES

Total liabilities were $347,487,729 at September 30, 1999, an increase of $22,714,102 from December 31, 1998. An increase in total borrowed funds of $21,103,900 and total deposits of $6,842,156, offset decreases in other liabilities and accrued interest payable of $4,911,072 and $320,882, respectively. The increase in borrowed funds was used to fund loan growth and to increase the investment portfolio as part of an overall leverage strategy.

DEPOSITS

Total deposits increased $6,842,156 from $280,115,160 at December 31, 1998 to $286,957,316 at September 30, 1999. Contributing to the overall increase were increases in savings, money market deposits, time deposits and time deposits over $100,000 of $226,736, $8,953,586, $1,164,694 and $2,906,599, respectively.
These increases were offset by decreases in non-interest bearing demand deposits and interest bearing demand deposits of $2,517,217 and $3,892,242, respectively.

The composition of deposits is shown in the following table:


                                                      SEPTEMBER 30,       DECEMBER 31,          INCREASE
                                                          1999                1998             (DECREASE)
----------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                           $ 57,800,426        $ 60,317,643        $(2,517,217)
Interest Bearing Demand                                 27,807,747          31,699,989         (3,892,242)
Savings                                                 37,933,266          37,706,530            226,736
Money Market Account                                    65,569,482          56,615,896          8,953,586
Time Deposits equal to or more than $100,000            15,304,017          14,139,323          1,164,694
Time Deposits less than $100,000                        82,542,378          79,635,779          2,906,599
----------------------------------------------------------------------------------------------------------
Total Deposits                                        $286,957,316        $280,115,160        $ 6,842,156
==========================================================================================================

TOTAL BORROWED FUNDS

At September 30, 1999, the Corporation had total borrowed funds of $54,103,900, $5,103,900 of which will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. At September 30, 1999, total borrowed funds was comprised of advances from the Federal Home Loan Bank which are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments of $49,000,000.

SHAREHOLDER'S EQUITY

Consolidated shareholders' equity decreased $1,786,181 from $32,394,365 at December 31, 1998 to $30,608,184 at September 30, 1999. This decrease was the result of the retention of earnings offset by the purchase of treasury stock, payment of cash dividends to shareholders and a decline in accumulated other comprehensive income which is comprised entirely of unrealized holding gains/losses on investment securities.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at September 30, 1999 was 11.52% compared to 12.36% at December 31, 1998. The Corporation's total risk-based capital ratio at September 30, 1999 was 13.05% compared to 14.02% at December 31, 1998. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At August 31, 1999, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in an estimated negative impact of approximately 2.9% or approximately $463,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in an increase in projected net interest income of 2.1% or approximately $338,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at August 31, 1999. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of August 31, 1999. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of September 30, 1999.

YEAR 2000 CONSIDERATIONS

In 1997, the Corporation began analyzing information systems and vendor supplied application systems to identify and resolve any year 2000 issues concerning its business or operations. Senior management views this initiative as one of the highest priorities of the Corporation. With oversight from the Board of Directors, the Corporation is aggressively pursuing appropriate solutions and assurances with regard to compliance of all applications affected by the year 2000. As of September 30, 1999, the Corporation had completed its assessment of all hardware, software, core business applications and data exchange interfaces and had substantially completed renovating systems and applications and validating year 2000 readiness.

Non-information technology systems such as the elevator, HVAC, security systems, etc., have been reviewed to determine if there are any year 2000 issues. Any non-compliant system or related equipment has either already been replaced or is in the process of being replaced before the year 2000.

It is estimated that the total cumulative cost to the Corporation of this process will approximate $750,000 which includes costs associated with modifying existing systems, purchasing or leasing certain hardware and software and write-down of items which will be disposed prematurely due to noncompliance. The majority of such costs will be incurred during 1999. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred.

Although the Corporation believes that it is substantially year 2000 compliant, any unforeseen system failures could result in a compromise in the Corporation's ability to service customers and could have a potentially adverse impact on NSD Bancorp's financial condition or results of operations. A Contingency and Business Resumption Plan has been developed to help insure that the Corporation is prepared in the event of an automated information system failure and to address liquidity concerns due to possible public demands for cash.

All commercial loan customers with significant loan exposures have been contacted to emphasize the importance of adequately preparing for year 2000 issues and to assess the state of their year 2000 readiness. The Corporation could experience losses due to the interruption of a loan customer's business caused by year 2000 related problems. As of September 30, 1999, there appears to be no significant additional exposure to loan losses due to year 2000 related issues. There is, however, no assurance that customers will not experience a year 2000 related business interruption resulting in a potentially material adverse effect on NSD Bancorp's financial condition or results of operation. Management intends to continue its monitoring and assessments throughout 1999 to mitigate any such losses.

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

Operating activities used net cash of $1,036,024 during the first nine months of 1999, compared to providing cash of $4,400,855 during the first nine months of 1998. The primary source of operating cash flows for 1999 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $31,925,724 during the first nine months of 1999, compared to using cash of $787,128 during the first nine months of 1998. A significant portion of borrowings were invested in investment securities available for sale as part of an overall leverage strategy. Proceeds from sales, repayments and maturities of investment securities available for sale and held to maturity were reinvested primarily in investment securities available for sale although some cash was used to fund loan growth.

Financing activities provided cash of $25,318,683 and $5,709,387 for the first nine months of 1999 and 1998, respectively. A net increase in total borrowed funds and total deposits provided while cash was used by the payment of cash dividends to shareholders and purchases of treasury stock.

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


                                               NSD BANCORP, INC.
                                               -----------------
                                                  (Registrant)


Dated:  November 12, 1999  /S/_________________________________________________
                              Lloyd G. Gibson, President and Chief Executive Officer



Dated:  November 12, 1999  /S/_________________________________________________
                              James P. Radick, Treasurer (Principal Financial and Accounting Officer)

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


                                               NSD BANCORP, INC.
                                               -----------------
                                                  (Registrant)


Dated:  November 12, 1999  _________________________________________________
                           Lloyd G. Gibson, President and Chief Executive
                           Officer



Dated:  November 12, 1999  _________________________________________________
                           James P. Radick, Treasurer (Principal Financial and Accounting Officer)

Part II - Other Information

Items 1-5         Not applicable pursuant to the instructions to Part II

Item 6            Exhibits and Reports on Forms 8-K
         (a)      Exhibits

                  27       Financial Data Schedule