Form 10-K
period 1999-12-31
NSD BANCORP INC
filed 2000-03-30
CIK 898624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
         For the fiscal year ended December 31, 1999.

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
         For the transition period from                  to                    .
                                        ----------------    -------------------

                           Commission File No. 0-22124
                                              --------

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

                                 (412) 231-6900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

-------------------                    -----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                                             ---

The aggregate market value of Common Stock, $1.00 par value, held by non-affiliates of March 2, 2000, was $50,193,288.

The number of shares outstanding of the Registrant's Common Stock as of March 2, 2000 was 2,788,516.

Documents Incorporated By Reference:
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on April 25, 2000, are incorporated by reference into Part III.

                        Number of Pages in this Filing 6
                                                      ---

                               NSD BANCORP, INC.
                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1999

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

Part I

ITEM 1. BUSINESS

NSD Bancorp, Inc. (the "Corporation") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation became a holding company upon acquiring all of the outstanding shares of NorthSide Bank through an exchange of stock on August 2, 1993. At December 31, 1999, the Corporation had total assets, deposits and shareholders' equity of $392,285,472, $289,439,659 and $30,349,262, respectively. Full-time equivalent employees of the Corporation were 143 at December 31, 1999.

The Corporation derives substantially all of it's income from banking and bank-related services provided by its wholly-owned subsidiary, NorthSide Bank (the Bank). The Bank is a state chartered bank with ten branch locations at December 31, 1999. The Corporation is subject to periodic examination and regulation by the Federal Reserve Bank. As a state chartered bank, NorthSide Bank is subject to periodic examination and regulation by the Pennsylvania Department of Banking and the FDIC. The Bank is a full-service bank offering retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, wire transfers, money orders and traveler's checks. Services to commercial customers are also offered, including real estate mortgage loans, lines of credit, inventory and accounts receivable financing and equipment leasing. NorthSide Bank operates nine automatic teller machines to provide 24 hour banking services to its customers. The Bank's deposits are derived from more than 50,000 individual and commercial accounts. There is no single depositor or group of related depositors, the loss of whom would have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries to any material extent.

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

The Bank's business is not seasonal in nature, nor does it depend on any single customer or a few customers, the loss of any one or more of which would be a materially adverse effect on its business. A further description of the Corporation's business and discussion of operations is set forth on page 8 in the Corporation's 1999 Annual Report to Shareholders included in this Form 10-K as Exhibit 13 which description is incorporated herein by reference.

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

                                  Ross Township
                               5004 McKnight Road
                                 Ross, PA 15237

                                   Pine Creek
                           Pine Creek Shopping Center
                               9805 McKnight Road
                              McCandless, PA 15237

                                  Duncan Manor
                                  Duncan Plaza
                               1701 Duncan Avenue
                             Allison Park, PA 15101

                          Pittsburgh Cultural District
                               701 Liberty Avenue
                              Pittsburgh, PA 15222

ITEM 3. LEGAL PROCEEDINGS

The Corporation is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Corporation to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock is traded on the NASDAQ National Market System under the symbol NSDB. The information set forth under the captions "Regulatory Restrictions" and "Sales Price and Cash Dividends per Share" on pages 19 and 37, respectively, of the 1999 Annual Report is incorporated herein by reference. As of March 17, 2000, the Corporation had XXX shareholders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference is the information presented on pages 25 and 28 of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference is the information presented on pages 27 to 41 of the 1999 Annual Report.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Incorporated by reference to the information presented on pages 38 to 39 of the 1999 Annual Report attached as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference is the information presented on pages 4 to 26 of the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference is the information presented on pages 3,4 and 5 of the Proxy Statement for the Annual Shareholders Meeting to be held April 25, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference is the information presented on pages 5, 6, 7, and 8 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information presented on pages 2, 8 and 9 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information presented on pages 8 and 9 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 25, 2000.

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

         11. Statement re: Computation of Earnings Per Share (incorporated by reference to p. 10 of 1999 Annual Report, attached as Exhibit 13, hereto.)

         13.  1999 Annual Report to Shareholders is presented within.

         21.  Subsidiaries of the Registrant are presented within.

         23.1 Consent of Deloitte & Touche LLP, Independent Certified Public Accountants is presented within.

         23.2 Consent of PriceWaterhouseCoopers LLP, Independent Certified Public Accountants is presented within.

         27.  Financial Data Schedule.

REPORTS ON FORM 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             NSD BANCORP, INC.
                                                         -----------------------
                                                               (Registrant)

Dated: March 24, 2000                                  By /S/ Lloyd G. Gibson
                                                         -----------------------
                                                         Lloyd G. Gibson
                                                         President and Chief
                                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000:

/S/ Lawrence R. Gaus           Lawrence R. Gaus, Chairman of the Board, Director
--------------------------

/S/ Lloyd G. Gibson            Lloyd G. Gibson, President and Chief Executive
--------------------------     Officer, Director
                               (Principal Executive Officer)

/S/ James P. Radick            James P. Radick, Treasurer
--------------------------     (Principal Financial and Accounting Officer)

/S/ William R. Baierl          William R. Baierl, Director
--------------------------

/S/ Grant A. Colton Jr.        Grant A. Colton, Jr., Director
--------------------------

/S/ Nicholas C. Geanopulos     Nicholas C. Geanopulos, Director
--------------------------

/S/ Gus P. Georgiadis          Gus P. Georgiadis, Director
--------------------------

/S/ Charles S. Lenzner         Charles S. Lenzner, Director
--------------------------

/S/ Kenneth L. Rall            Kenneth L. Rall, Director
--------------------------

/S/ Arthur J. Rooney II        Arthur J. Rooney, II, Director
--------------------------