Form 10-Q
period 2000-03-31
NSD BANCORP INC
filed 2000-05-15
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

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

                              YES _X_   NO ___


The number of shares outstanding of the Registrant's common stock as of April 28, 2000 was:

          Common Stock, $1.00 par value - 2,784,691 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2000

                                      INDEX

                                                                                        Page
                                                                                        ----
Part I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets March 31, 2000
                  and December 31, 1999                                                  3

                  Consolidated Statements of Income For the Three
                  Months Ended March 31, 2000 and 1999                                   4

                  Consolidated Statements of Cash Flows For the Three
                  Months Ended March 31, 2000 and 1999                                   5

                  Notes to Consolidated Financial Statements                             6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    7

Part II.          Other Information                                                     16

Item 6.           Exhibits and Reports on Form 8K                                       17

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                         MARCH 31,           DECEMBER 31,
                                                                                            2000                 1999
ASSETS
Cash and Due From Banks                                                                 $ 18,533,028        4 13,921,122
Investment Securities Available for Sale at Market Value (Amortized Cost of
$107,090,216 at March 31, 2000 and $105,667,201 at December 31, 1999)                    104,176,402         103,253,784
Loans Held for Sale                                                                          914,720             630,777
Loans, Net of Deferred Fees                                                              277,613,292         269,192,709
Unearned Income                                                                           (2,716,190)         (1,947,108)
Reserve for Loan Losses                                                                   (3,178,873)         (3,088,257)
---------------------------------------------------------------------------------------------------------------------------
     Loans, Net                                                                          271,718,229         264,157,344
Premises and Equipment, Net                                                                2,708,229           2,850,773
Accrued Interest Receivable                                                                2,179,265           2,209,494
Other Real Estate Owned and Assets Held for Sale                                             278,888             262,160
Other Assets                                                                               5,279,696           5,000,018
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $405,788,457        $392,285,472
===========================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest Bearing                                                                 $ 62,930,925        $ 60,429,536
    Interest Bearing                                                                     240,856,457         229,010,123
---------------------------------------------------------------------------------------------------------------------------
   Total Deposits                                                                        303,787,382         289,439,659
Borrowed Funds:
    Federal Funds Purchased                                                                3,000,000           3,700,000
    Advances from Federal Home Loan Bank and Other Borrowings                             61,550,000          62,650,000
---------------------------------------------------------------------------------------------------------------------------
    Total Borrowed Funds                                                                  64,550,000          66,350,000
Accrued Interest Payable                                                                   4,850,337           4,534,488
Other Liabilities                                                                          2,003,601           1,612,063
---------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        375,191,320         361,936,210
Common Stock $1 Par Value; 10,000 shares authorized, 2,873,405 issued and
2,787,691 outstanding at March 31, 2000 and 2,873,405 issued and 2,788,097
outstanding at December 31, 1999                                                           2,873,405           2,873,405
Treasury Stock at cost, 85,714 shares at March 31, 2000 and 85,308 shares at
December 31, 1999                                                                         (1,887,404)         (1,879,310)
Capital Surplus                                                                           13,625,727          13,625,727
Accumulated Other Comprehensive Income                                                    (1,919,285)         (1,589,023)
Retained Earnings                                                                         17,904,694          17,318,463
---------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                30,597,137          30,349,262
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $405,788,457        $392,285,472
===========================================================================================================================


See notes to consolidated financial statements.

                                NSD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                              -------------------------------------
                                                                   2000                    1999
---------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                          $ 5,479,925             $ 4,718,109
Investment Securities
     Taxable                                                     1,609,700               1,362,844
     Tax-Exempt                                                     53,357                  60,377
     Dividends                                                      78,475                  48,562
Interest Bearing Deposits                                            2,672                   1,024
Federal Funds Sold                                                   3,554                  17,539
---------------------------------------------------------------------------------------------------
     Total Interest Income                                       7,227,683               6,208,455

INTEREST EXPENSE
Deposits                                                         2,308,132               2,123,818
Federal Funds Purchased                                             41,289                  15,883
FHLB Advances and Other Borrowings                                 909,970                 444,529
---------------------------------------------------------------------------------------------------
Total Interest Expense                                           3,259,391               2,584,230
Net Interest Income                                              3,968,292               3,624,225
Provision for Loan Losses                                          225,000                 210,000
---------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses              3,743,292               3,414,225

OTHER INCOME
Net Investment Securities Gains                                        793                      69
Service Fees                                                       197,963                 200,259
Other Operating Income                                             206,869                 191,548
---------------------------------------------------------------------------------------------------
Total Other Income                                                 405,625                 391,876

OTHER EXPENSES
Salaries and Employee Benefits                                   1,149,635               1,119,964
Occupancy Expense                                                  202,698                 179,798
Equipment and Supplies                                             308,625                 245,902
Data Processing                                                    176,659                 169,925
FDIC Insurance                                                      14,850                   9,363
Advertising                                                         29,703                  21,463
Other Operating Expenses                                           553,412                 464,039
---------------------------------------------------------------------------------------------------
Total Other Expenses                                             2,435,582               2,210,454

Income Before Income Taxes                                       1,713,335               1,595,647
Provision for Income Taxes                                         581,000                 549,250
---------------------------------------------------------------------------------------------------

NET INCOME                                                       1,132,335               1,046,397
===================================================================================================
Other Comprehensive Income, net of tax                            (330,261)               (299,846)
---------------------------------------------------------------------------------------------------
Net Comprehensive Income                                       $   802,074             $   746,551

NET INCOME PER COMMON SHARE

Net Income - Basic                                             $       .41             $       .37
Net Income - Diluted                                           $       .40             $       .36
Common Dividends Declared and Paid Per Share                   $       .19             $       .17
Weighted Average Shares Outstanding - Basic                      2,787,826               2,840,248
Weighted Average Shares Outstanding - Diluted                    2,807,002               2,867,881



See notes to consolidated financial statements.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                       FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     2000                      1999
-----------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                       $  1,132,335             $  1,046,397
Adjustments to Net Income:
   Provision for Loan Losses                                                          225,000                  210,000
   Gain on Sale of Investment Securities Available for Sale                               793                      755
   (Gain) Loss on Sale of Other Assets                                                 (6,584)                  32,827
   Loss (Gain) on Disposition of Premises and Equipment                                 1,908                  (41,014)
   Depreciation and Amortization                                                      183,483                  152,342
   Net Premium Amortization                                                             7,809                   56,453
   Decrease (Increase) in Accrued Interest Receivable                                  30,230                 (128,101)
   Increase (Decrease) in Accrued Interest Payable                                    315,849                  (25,877)
   (Increase) Decrease in Other Assets                                               (239,297)                  66,011
   Deferred Loan Fees, Net                                                             28,566                    4,268
   Increase (Decrease) in Other Liabilities                                           477,139               (4,533,734)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                    2,155,647               (3,159,673)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Investment Securities Available for Sale                     321,035                  998,978
   Proceeds from Repayments and Maturities of Investment Securities
   Available for Sale                                                                 962,455                9,039,592
   Proceeds from Repayments and Maturities of Investment Securities Held
   to Maturity                                                                             --                   65,000
   Purchases of Investment Securities                                              (2,713,521)             (23,429,225)
   Proceeds from Sales of Other Real Estate Owned                                      63,676                  109,886
   Net Increase in Loans                                                           (8,179,190)              (3,011,805)
   Dispositions of Premises and Equipment, Net                                          1,304                  230,522
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                              (9,544,241)             (15,997,052)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Demand and Savings Accounts                          10,376,820               (2,174,739)
   Net Increase (Decrease) in Certificates of Deposit                               3,977,879               (1,702,166)
   (Decrease) Increase in Federal Funds Purchased                                    (700,000)               7,900,000
   Proceeds from Federal Home Loan Bank Advances and Other Borrowings              20,000,000                9,000,000
   Repayment of Federal Home Loan Bank Advances and Other Borrowings              (21,100,000)              (1,000,000)
   Proceeds from the Exercise of Common Stock Options                                      --                  127,838
   Cash Paid in Lieu of Fractional Shares                                                  --                   (3,922)
   Treasury Stock Purchased                                                            (8,095)                (409,568)
   Cash Dividends Paid                                                               (546,104)                (488,342)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                          12,000,500               11,249,101
-----------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                               4,611,906                7,907,624
Cash and Cash Equivalents at Beginning of Year                                     13,921,122               22,278,095
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                           18,533,028               14,370,471
=======================================================================================================================



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

3.       COMPREHENSIVE INCOME:

The Corporation currently has one component of other comprehensive income which is the change in unrealized gains (losses) on securities available for sale and is detailed as follows:

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         2000                  1999
---------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the
    period                                                             $(499,603)            $(454,243)
Less:  reclassification adjustment for gain realized in net
    income                                                                   793                    69
---------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                           (500,396)             (454,312)
---------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                              (500,396)             (454,312)
Tax Expense (Benefit) at 34%                                            (170,135)             (154,466)
=========================================================================================================
Other Comprehensive Income, net                                        $(330,261)            $(299,846)
=========================================================================================================


4.        RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It applies to all entities and requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, the change in fair value is reflected in the income statement or as an element of other comprehensive income. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarters of all fiscal years beginning after June 15, 2000. Management is currently in the process of evaluating the impact of this statement on the consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of NSD Bancorp, Inc. (the "Corporation"). In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000 was $1,132,335 an increase of $85,938 from $1,046,397 for the three months ended March 31, 1999. Contributing to the increase were increases in net interest income of $344,067 and other operating income of $13,749. Offsetting these increases to net income were increases in the provision for loan losses, salaries and employee benefits, occupancy, equipment and supplies, data processing, other operating expenses and provision for income taxes of $15,000, $29,671, $22,900, $62,723 and $89,372, respectively, for the three months ended March 31, 2000 compared to the same period in 1999. The Corporation's annualized return on average assets (ROA) for the first three months of 2000 was 1.16% compared to 1.20%. This decrease reflects the impact of significant growth in average assets and compression in the net interest margin. Annualized return on average equity (ROE) was 15.48% for the first quarter of 2000 compared to 13.16% for the same period in 1999. This increase is largely due to a lower equity-to-assets ratio resulting from significant growth in average assets and the change in unrealized gains (losses), and to a lesser extent, the repurchase of common shares into treasury. Offsetting this increase was a decline in net interest margin.


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

Total tax-equivalent interest income increased $1,017,932 during the three months ended March 31, 2000 as compared to the same period in 1999 as the result of a $38,191,954 increase in average earning assets combined with an increase in the yield on average earning assets to 7.84% at March 31, 2000 from 7.54% at March 31, 1999. The increase in average assets was comprised of an increase in average loans of $38,192,698 and an $1,505,600 increase in average investment securities outstanding. Average federal funds sold declined by $1,237,858 for the first three months of 2000 as compared to the same period in 1999.

Total interest expense increased $675,161 during the three months ended March 31, 2000 compared to the same period in 1999 as the result of a $43,733,195 increase in average interest bearing liabilities along with an increase in the average cost of such funds to 4.36% at March 31, 2000 from 4.08% at March 31, 1999. The increase in average interest bearing liabilities was comprised of increases in average interest bearing deposits, federal funds purchased and FHLB advances of $14,091,455, $1,503,340 and $28,138,400, respectively.

The Corporation's year-to-date net interest margin decreased from 4.43% as of March 31, 1999 to 4.31% as of March 31, 2000, due to an increase in the average cost of funds primarily resulting from higher wholesale borrowing costs, partially offset by the increase in the average yield on earning assets.

PROVISIONS FOR LOAN LOSSES

The Corporation's provision for loan losses was $225,000 for the three months ended March 31, 2000, compared to $210,000 for the same periods in 1999. The Corporation had net charge-offs of $134,384 and $119,839 for the first three months of 2000 and 1999, respectively. The increase in net charge-offs was largely due to a $19,935 increase in installment loan charged-offs which had been anticipated by management and, therefore, had previously been placed on non-accrual status with an appropriate reserve allocation.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:

                                                                                FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
--------------------------------------------------------------------------------------------------------------
                                                                               2000                   1999
--------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year                                 $3,088,257            $2,756,502
Charge-offs:
   Commercial, Financial, and Agricultural Loans                                     --                32,000
   Real Estate Mortgage Loans                                                        --                    --
   Installment Loans                                                            122,179               102,244
   Lease Financing                                                               16,209                 3,036
--------------------------------------------------------------------------------------------------------------
Total Charge-Offs                                                               138,388               137,280
Recoveries:
   Commercial, Financial, and Agricultural Loans                                     --                    --
   Real Estate Mortgage Loans                                                        --                    --
   Installment Loans                                                              3,404                16,641
   Lease Financing                                                                  600                   800
--------------------------------------------------------------------------------------------------------------
Total Recoveries                                                                  4,004                17,441
--------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                                                 134,384               119,839
Provisions for Loan Losses                                                      225,000               210,000
--------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Year                                       $3,178,873            $2,846,663
==============================================================================================================


OTHER INCOME

Other income increased $13,749 to $405,625 for the three months ended March 31, 2000 from $391, for the three months ended March 31, 1999. Sales and calls of investment securities available for sale during the first quarter of 2000 resulted in net gains of $793 compared to $69 for the same period in 1999. Service fees decreased slightly to $197,963 for the first three months of 2000, from $200,259 for the same period in 1999. A decrease in net NSF charges of $13,081 contributed to the decline offset by an increase in checking account fees of $13,912 during the first three months of 2000. Other operating income increased to $191,548 for the three months ended March 31, 2000. Increases in ATM surcharges and checkbook commissions of $19,767 and $6,819, respectively, were offset by a $3,822 decline in installment loan insurance commissions.

OTHER EXPENSES

Total other expenses for the first quarter of 2000 increased $225,127 to $2,435,582 from $2,210,454 for the same period in 1999. Salaries and employee benefits increased $29,671 reflecting normal salary and benefit increases, addition incentive compensation accruals and increased medical insurance costs to the Corporation. Occupancy expense increased $22,900 while equipment and supplies expense increased $62,723 largely due to a stationery and supply expense increase of $22,587 and additional depreciation of $30,426 related to newly installed computer network equipment. Data processing expense increased $6,734 which is attributed to additional network charges under a new service agreement. Advertising expense also increased $8,240. Contributing to the $89,372 increase in other operating expenses were increases in legal, financial services, education, audit, cashflow maximizer operational expenses and telephone expenses of $11,566, $11,839, $14,145, $10,043, $26,894 and $18,466,
respectively.

INCOME TAXES

The Corporation recorded an income tax provision of $581,000 for the three months ended March 31, 2000 compared to $549,250 for the three months ended March 31, 1999. The increase in tax expense was primarily the result of higher pre-tax earnings. The effective tax rates for the first quarters of 2000 and 1999 were 33.9% and 34.4%, respectively. The increase in effective tax rate is due mainly to the decrease in income earned on tax-exempt earning assets.

FINANCIAL CONDITION

The Corporation's total assets increased $13,502,985 from $392,285,472 at December 31, 1999 to $405,788,457 at March 31, 2000. Securities available for sale increased $922,618. There were no securities classified as held to maturity during the first quarter of 2000. Loans available for sale increased to $914,720 at March 31, 2000 from $630,777 at December 31, 1999. Loans available for sale at March 31, 2000 and December 31, 1999 were entirely comprised of student loans. Net loans increased $8,475,605 to $272,632,949 at March 31, 2000 from $267,245,601 at December 31, 1999.

INVESTMENT SECURITIES

Investment securities available for sale increased $922,618 during the first three months of 2000. Increases in U.S. Government agencies, Obligations of State and Political Subdivisions, corporate bonds and marketable equity securities of $1,958,760, $230,619, $62,640 and $58,331, respectively, were due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a $499,603 improvement in net, unrealized gains (losses) on fixed income securities, however, the dramatic shift in market pricing during the second half of 1999 continues to impact portfolio valuations. Although such investment securities are categorized as available for sale, the portfolio is managed based on yield and cashflow. Management considers this change in fair value to be temporary in nature posing minimal impact to future profitability. There were no investment securities classified as held to maturity during the first quarter of 2000. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. Marketable equity securities increased $58,331 during the first three months of 2000 almost entirely due to an increase in the level of FHLB stock.

A summary of investment securities available for sale is as follows:


                                                                                        MARCH 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       GROSS UNREALIZED
                                                                                            HOLDING
                                                                AMORTIZED       -------------------------------
                                                                  COST             GAINS              LOSSES         FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                     $  3,708,345        $       --        $   35,520      $  3,672,825
Obligations of U.S. Government Agencies                         36,283,408                --         1,581,849        34,701,559
Mortgage-backed Securities                                      51,499,643             6,913         2,532,995        48,973,561
Obligations of State and Political Subdivisions                  4,291,601            23,807           190,509         4,124,899
Other Bonds                                                      7,110,956            11,711           218,497         6,904,170
Marketable Equity Securities                                     4,196,263         1,603,125                --         5,799,388
----------------------------------------------------------------------------------------------------------------------------------
                                                              $107,090,216        $1,645,556        $4,559,370      $104,176,402
==================================================================================================================================

                                                                                       DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       GROSS UNREALIZED
                                                                                            HOLDING
                                                               AMORTIZED        -------------------------------
                                                                  COST             GAINS              LOSSES         FAIR VALUE
---------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                     $  3,708,419        $       --        $   27,321      $  3,681,098
Obligations of U.S. Government Agencies                         34,290,634                --         1,547,835        32,742,799
Mortgage-backed Securities                                      52,784,308             9,108         2,440,396        50,353,020
Obligations of State and Political Subdivisions                  4,126,696            20,965           253,381         3,894,280
Other Bonds                                                      7,110,881               510           269,861         6,841,530
Marketable Equity Securities                                     3,646,263         2,094,794                --         5,741,057
---------------------------------------------------------------------------------------------------------------------------------
                                                              $105,667,201        $2,125,377        $4,538,794      $103,253,784
=================================================================================================================================


LOANS

Loans, net of deferred fees, increased to $277,613,292 at March 31, 2000 from $269,192,709 at December 31, 1999. Commercial loan development efforts resulted in an increase of $3,386,660 in nonresidential mortgages while commercial, financial and agricultural loans decreased by $1,733,452. Increased production of indirect automobile loans was the primary reason for a $1,132,102 increase in consumer loans to individuals while residential mortgages increased by $2,387,976. In addition, greater emphasis on lease financing business development resulted in a $3,554,488 increase during the first quarter of 2000. These increases were offset by a $123,184 decline in lines of credit and a decline in nonaccrual loans of $155,441.


                                                                 MARCH 31,             DECEMBER 31,             INCREASE
                                                                   2000                    1999                (DECREASE)
----------------------------------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                                   $109,979,495           $108,847,393            $ 1,132,102
Mortgage:
   Nonresidential                                                 51,116,954             47,730,294              3,386,660
   Residential                                                    50,211,734             47,823,758              2,387,976
Commercial, Financial and Agricultural                            44,320,005             46,053,457             (1,733,452)
Lines of Credit                                                    4,799,533              4,922,717               (123,184)
Lease Financing                                                   16,954,285             13,399,797              3,554,488
Nonaccrual Loans                                                     622,520                777,961               (155,441)
----------------------------------------------------------------------------------------------------------------------------
Total Loans                                                      278,004,526            269,555,377              8,449,149
Deferred Fees                                                       (391,234)              (362,668)               (28,566)
----------------------------------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                                     $277,613,292           $269,192,709            $ 8,420,583
============================================================================================================================


A loan is considered impaired when based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At March 31, 2000, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $0 for the first three months of 2000. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first three months of 2000.

NON-PERFORMING ASSETS

Non-performing assets and past due loans decreased from $1,640,076 at December 31, 1999 to $1,482,949 at March 31, 2000 due to declines in nonaccrual loans and loans 90 days past due and still accruing of $155,440 and $18,414, respectively, offset by a $16,728 increase in other assets held for sale.

The current quality of the loan portfolio can be demonstrated by the following table which details total non-performing loans and past due loans:


                                                                MARCH 31,         DECEMBER 31,
                                                                   2000               1999
------------------------------------------------------------------------------------------------
Nonaccrual Loans                                               $  622,520          $  777,961
Other Real Estate Owned                                           132,092             132,092
Other Assets Held for Sale                                        146,796             130,068
------------------------------------------------------------------------------------------------
   Total Non-Performing Assets                                    901,408           1,040,121
Loans 90 Days Past Due and Still Accruing                         581,541             599,955
------------------------------------------------------------------------------------------------
   Total Non-Performing Assets and Past Due Loans              $1,482,949          $1,640,076
================================================================================================


RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at March 31, 2000 was $3,178,873 or 1.15% of total loans compared to $3,088,257 or 1.20% of total loans at March 31, 1999. Management anticipates that the loan loss reserve is adequate to absorb reasonably foreseeable losses on loans.

The following is a summary of activity in the reserve for loan losses:


                                                                      FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      2000                   1999
-----------------------------------------------------------------------------------------------------
Beginning Balance                                                  $3,088,257             $2,756,502
Provision                                                             225,000                210,000
Net Charge-offs                                                       134,384                119,839
-----------------------------------------------------------------------------------------------------
Ending Balance                                                     $3,178,873             $2,846,663
=====================================================================================================

Reserve for Loan Losses to Total Loans                                   1.15%                  1.20%
=====================================================================================================


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

         o        Concentrations of credit

         o        Delinquency and nonaccrual trends

         o        Local and national economic conditions

         o        Changes in lending and collection practices

         o        Trends in volume and terms of loans

         o Other external factors that affect the ability of the Corporation's customers to repay their obligations.

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

The composition of the Corporation's allowance for loan losses was as follows at March 31, 2000, and 1999 (in thousands):

                                                      March 31,
                                      -------------------------------------
                                             2000                  1999
                                      -------------------------------------
Specific reserves  . . . . . . .          $  481,481            $  453,812
Formula reserves . . . . . . . .           2,116,865             1,852,793
Unallocated reserves . . . . . .             580,527               540,058
                                      -------------------------------------
Total . . . . . . . . . . . . . .         $3,050,337            $2,846,663
                                      -------------------------------------

Specific reserves increased $27,669 from March 31, 1999 to March 31, 2000 primarily due to an increase in classified commercial loans the largest portion of which is attributable to smaller loans that are to unrelated borrowers. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these credits may change in the event that there is evidence of an improvement or further deterioration in the customer's ability to satisfy contractual requirements.

The formula reserve portion of the allowance for loan losses increased $264,072 principally due to a significant increase in total commercial and installment loans outstanding offset by a decline in formula reserves related to the residential mortgage loan portfolio.

LIABILITIES

Total liabilities were $375,191,320 at March 31, 2000, an increase of $13,255,111 from December 31, 1999. The decrease in total borrowed funds of $1,800,000 was offset by an increase in total deposits of $14,347,723, and increases in other liabilities and accrued interest payable of $391,538 and $315,849, respectively.


DEPOSITS

Total deposits increased $14,347,723 from $289,439,659 at December 31, 1999 to $303,787,382 at March 31, 2000. Contributing to the overall increase were increases in non-interesting demand deposits, savings, money market deposits, time deposits over $100,000 and other time deposits of $2,501,389, $739,865, $7,189,972, $888,123, $3,089,757, respectively. These increases were offset by a decrease in interest bearing demand deposits of $61,381.

The composition of deposits is shown in the following table:

                                                       MARCH 31,       DECEMBER 31,       INCREASE
                                                         2000              1999           (DECREASE)
-----------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                          $ 62,930,925      $ 60,429,536      $ 2,501,389
Interest Bearing Demand                                29,718,849        29,780,230         (61,381)
Savings                                                39,277,896        38,538,031          739,865
Money Market Account                                   69,395,032        62,205,060        7,189,972
Time Deposits equal to or more than $100,000           14,945,616        14,057,493          888,123
Time Deposits less than $100,000                       87,519,064        84,429,309        3,089,755
-----------------------------------------------------------------------------------------------------
Total Deposits                                       $303,787,382      $289,439,659      $14,347,723
=====================================================================================================


TOTAL BORROWED FUNDS

At March 31, 2000, the Corporation had total borrowed funds of $64,550,000, $3,000,000 of which will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. At March 31, 2000, $61,550,000 in advances from the Federal Home Loan Bank were collateralized by qualifying securities and loans. Of these advances, $57,000,000 was subject to restrictions or penalties related to prepayments.

SHAREHOLDER'S EQUITY

Consolidated shareholders' equity increased $247,875 from $30,349,262 at December 31, 1999 to $30,597,137 at March 31, 2000. This decrease was the result of the retention of earnings offset by the purchase of treasury stock, payment of cash dividends to shareholders and a decline in accumulated other comprehensive income which is comprised entirely of unrealized holding gains/losses on investment securities.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceeds current regulatory requirements. The Corporation's Tier I risk-based capital ratio at March 31, 2000 was 11.21% compared to 11.28% at December 31, 1999. The Corporation's total risk-based capital ratio at March 31, 2000 was 12.57% compared to 12.71% at December 31, 1999. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

MARKET RISK AND INTEREST RATE SENSITIVITY

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At December 31, 1999, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in an estimated negative impact of approximately 2.75% or approximately $463,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in an increase in projected net interest income of 2.2% or approximately $369,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at December 31, 1999. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of December 31, 1999. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of March 31, 2000.

LIQUIDITY AND CASH FLOWS


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

Operating activities provided net cash of $2,155,645 during the first three months of 2000, compared to net cash used of $3,159,673 during the first three months of 1999. The primary source of operating cash flows for 2000 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $9,544,240 during the first three months of 2000, compared to using cash of $15,997,052 during the first three months of 1999. A significant portion of borrowings were used to fund loan growth in excess of deposit growth and also to replace repayments of borrowings invested in investment securities available for sale as part of an overall leverage strategy. Proceeds from sales, repayments and maturities of investment securities available for sale and held to maturity were reinvested primarily in investment securities available for sale.

Financing activities provided cash of $12,000,500 and $11,249,101 for the first three months of 2000 and 1999, respectively. A net increase in total borrowed funds and total deposits provided cash while cash was used by the repayment of borrowings, the payment of cash dividends to shareholders and purchases of treasury stock.

Part II - Other Information

Items 1-2         Not applicable pursuant to the instructions to Part II
Item 3            Quantitative and qualitative disclosures about market risk.
Items 4-5         Not applicable pursuant to the instructions to Part II
Item 6            Exhibits and Reports on Forms 8-K
         (a)      Exhibits

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


                                                NSD BANCORP, INC.
                                                -----------------
                                                  (Registrant)


Dated: May 12, 2000   /S/______________________________________________________
                         Lloyd G. Gibson, President and Chief Executive Officer



Dated: May 12, 2000  /S/_______________________________________________________
                        James P. Radick, Treasurer (Principal Financial and Accounting Officer)

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


                                                    NSD BANCORP, INC.
                                                    -----------------
                                                       (Registrant)


Dated:  May 12, 2000  __________________________________________________________
                        Lloyd G. Gibson, President and Chief Executive Officer



Dated:  May 12, 2000  __________________________________________________________
                         James P. Radick, Treasurer (Principal Financial and
                                           Accounting Officer)