Form 10-Q
period 2000-06-30
NSD BANCORP INC
filed 2000-08-14
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                           Commission File No. 0-22124
                                               -------

                                NSD Bancorp, Inc.
                                -----------------
             (Exact name of Registrant as specified in its charter)

 Commonwealth of Pennsylvania                           25-1616814
 ----------------------------                           ----------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.
incorporation or organization)

               5004 McKnight Road, Pittsburgh, Pennsylvania 15237
               --------------------------------------------------
               (Address of Principal executive offices) (ZIP Code)

                                 (412) 231-6900
                                 --------------
              (Registrant's telephone number, including area code)

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


The number of shares outstanding of the Registrant's common stock as of July 31, 2000 was:

          Common Stock, $1.00 par value - 3,016,918 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10Q

                       For the Quarter Ended June 30, 2000

                                      INDEX

                                                                          Page
                                                                          ----
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets June 30, 2000
          and December 31, 1999                                             3

          Consolidated Statements of  Income For the Three and Six
          Months Ended June 30, 2000 and 1999                               4

          Consolidated Statements of Cash Flows For the Six
          Months Ended June 30, 2000 and 1999                               5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8K                                  18

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        JUNE 30,             DECEMBER 31,
                                                                                          2000                   1999
ASSETS
Cash and Due From Banks                                                              $  18,806,609          $  13,921,122
Investment Securities Available for Sale at Market Value (Amortized Cost of
$106,656,150 at June 30, 2000 and $105,667,201 at December 31, 1999)                   103,653,207            103,253,784
Loans Held for Sale                                                                        868,700                630,777
Loans, Net of Deferred Fees                                                            298,001,788            269,192,709
Unearned Income                                                                         (2,947,365)            (1,947,108)
Reserve for Loan Losses                                                                 (3,319,470)            (3,088,257)
-------------------------------------------------------------------------------------------------------------------------
     Loans, Net                                                                        291,734,953            264,157,344
Premises and Equipment, Net                                                              2,693,617              2,850,773
Accrued Interest Receivable                                                              2,349,603              2,209,494
Other Real Estate Owned and Assets Held for Sale                                           285,621                262,160
Other Assets                                                                             5,230,671              5,000,018
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 425,622,981          $ 392,285,472
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-Interest Bearing                                                             $  68,020,736          $  60,429,536
    Interest Bearing                                                                   231,416,467            229,010,123
-------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                     299,437,203            289,439,659
Borrowed Funds:
    Advances from Federal Home Loan Bank and Other Borrowings                           82,250,000             62,650,000
    Fed Funds Purchased                                                                  6,600,000              3,700,000
-------------------------------------------------------------------------------------------------------------------------
    Total Borrowed Funds                                                                88,850,000             66,350,000
Accrued Interest Payable                                                                 4,996,196              4,534,488
Other Liabilities                                                                        1,444,638              1,612,063
-------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                      394,728,037            361,936,210
Common Stock $1 Par Value; 10,000 shares authorized, 3,016,918 issued and
2,909,316 outstanding at June 30, 2000 and 2,873,405 issued and 2,788,097
outstanding at December 31, 1999                                                         3,016,918              2,873,405
Treasury Stock at cost, 107,602 shares at June 30, 2000 and 85,308 shares at
December 31, 1999                                                                       (2,155,395)            (1,879,310)
Capital Surplus                                                                         15,744,863             13,625,727
Accumulated Other Comprehensive Income                                                  (1,978,110)            (1,589,023)
Retained Earnings                                                                       16,266,668             17,318,463
-------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                              30,894,944             30,349,262
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 425,622,981          $ 392,285,472
=========================================================================================================================

             See notes to consolidated financial statements


                                NSD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           FOR THE SIX MONTHS ENDED JUNE 30,    FOR THE THREE MONTHS ENDED JUNE 30,
                                                           ------------------------------------------------------------------------
                                                               2000                1999             2000                     1999
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                       $11,241,512         $ 9,536,361      $5,761,586             $4,818,251
Investment Securities
     Taxable                                                  3,218,732           2,914,466       1,609,032              1,551,622
     Tax-Exempt                                                 107,008             132,703          53,652                 72,327
     Dividends                                                  164,776             107,322          86,301                 58,761
Interest Bearing Deposits                                         8,026              10,758           5,354                  9,734
Federal Funds Sold                                                8,893              18,383           5,339                    843
-----------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                   14,748,947          12,719,993       7,521,264              6,511,538

INTEREST EXPENSE
Deposits                                                      4,709,773           4,306,357       2,401,641              2,182,540
Federal Funds Purchased                                          95,053              62,414          53,764                 46,531
FHLB Advances and Other Borrowings                            1,968,917             959,644       1,058,947                515,115
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                        6,773,743           5,328,415       3,514,352              2,744,186
Net Interest Income                                           7,975,206           7,391,578       4,006,912              3,767,352
Provision for Loan Losses                                       450,000             420,000         225,000                210,000
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses           7,525,206           6,971,578       3,781,912              3,557,352

OTHER INCOME
Net Investment Securities Gains                                     818             141,059              25                140,991
Service Fees                                                    408,256             430,457         210,292                230,198
Other Operating Income                                          371,724             313,028         164,855                121,479
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                              780,798             884,544         375,172                492,668

OTHER EXPENSES
Salaries and Employee Benefits                                2,270,108           2,243,794       1,120,472              1,123,830
Occupancy Expense                                               412,937             412,577         210,239                232,778
Equipment and Supplies                                          600,931             532,081         292,306                286,179
Data Processing                                                 357,703             352,716         181,044                182,791
FDIC Insurance                                                   29,521              20,579          14,672                 11,217
Advertising                                                     122,972              79,859          93,269                 58,396
Other Operating Expenses                                      1,075,189             998,709         521,777                534,669
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Expenses                                          4,869,361           4,640,315       2,433,778              2,429,860

Income Before Income Taxes                                    3,436,641           3,215,807       1,723,306              1,620,160
Provision for Income Taxes                                    1,139,000           1,070,900         558,000                521,650
-----------------------------------------------------------------------------------------------------------------------------------
                                                            $ 2,297,641         $ 2,144,907      $1,165,306             $1,098,510
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE

Net Income - Basic                                          $      0.79         $      0.72      $     0.40             $     0.37
Net Income - Diluted                                        $      0.78         $      0.71      $     0.40             $     0.36
Common Dividends Declared and Paid Per Share                $      0.38         $      0.32      $     0.19             $     0.16
Weighted Average Shares Outstanding - Basic                   2,920,702           2,978,590       2,914,186              2,974,920
Weighted Average Shares Outstanding - Diluted                 2,935,802           3,013,596       2,924,251              3,016,175


See notes to consolidated financial statement.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                     2000                  1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                       $  2,297,641          $  2,144,907
Adjustments to Net Income:
   Provision for Loan Losses                                                          450,000               420,000
   (Gain) on Sale of Investment Securities Available for Sale                            (818)             (140,139)
   (Gain) Loss on Sale of Other Assets                                                 (1,830)               23,717
   Loss (Gain) on Disposition of Premises and Equipment                                 2,070                  (976)
   Depreciation and Amortization                                                      362,369               307,357
   Net Premium Amortization                                                            17,259                69,560
   (Increase) in Accrued Interest Receivable                                         (140,109)             (282,419)
   Decrease in Accrued Interest Payable                                               461,708               149,113
   (Increase) in Other Assets                                                        (246,237)             (593,363)
   Deferred Loan Fees, Net                                                             20,326                (9,730)
   Increase (Decrease) in Other Liabilities                                           (39,702)           (5,526,267)
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                    3,182,677            (3,438,240)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Investment Securities Available for Sale                     321,035             5,738,066
   Proceeds from Repayments and Maturities of Investment Securities
   Available for Sale                                                               2,001,396            14,611,174
   Proceeds from Repayments and Maturities of Investment Securities Held
   to Maturity                                                                             --               471,080
   Purchases of Investment Securities                                              (3,327,821)          (34,215,680)
   Proceeds from Sales of Other Real Estate Owned                                     105,652               288,729
   Net (Increase) in Loans                                                        (28,413,142)          (11,148,583)
   (Purchases) Dispositions of Premises and Equipment, Net                           (118,981)              167,327
-------------------------------------------------------------------------------------------------------------------
Net Cash (Used) by Investing Activities                                           (29,431,861)          (24,087,887)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Demand and Savings Accounts                                      4,690,860             6,261,937
   Net Increase in Certificates of Deposit                                          5,306,684             1,582,651
   Increase in Federal Funds Purchased                                              2,900,000             2,201,805
   Proceeds from Federal Home Loan Bank Advances and Other  Borrowings             49,284,300            21,000,000
   Repayment of Federal Home Loan Bank Advances and Other Borrowings              (29,684,300)          (10,000,000)
   Proceeds from the Exercise of Common Stock Options                                      --               127,838
   Cash Paid in Lieu of Fractional Shares                                              (3,124)               (3,926)
   Treasury Stock Purchased                                                          (276,085)             (487,406)
   Cash Dividends Paid                                                             (1,083,664)             (976,684)
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                          31,134,671            19,706,215
-------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                    4,885,487            (7,819,912)
Cash and Cash Equivalents at Beginning of Period                                   13,921,122            22,278,095
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                         18,806,609            14,458,183
===================================================================================================================



See notes to consolidated financial statements

                                NSD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements of NSD Bancorp, Inc. (the "Corporation") include the accounts of the Corporation and wholly owned subsidiary, NorthSide Bank, a community bank operating ten branch offices located in Western Pennsylvania, and NorthSide Bank's wholly owned subsidiary, 100 Federal Street, Inc. Material inter-company accounts and transactions have been eliminated.

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

3.       COMPREHENSIVE INCOME:

The following represents comprehensive income and its components for the three and six month periods ended June 30, 1999 and June 30, 2000, respectively. The Corporation currently has one component of other comprehensive income which is the change in unrealized gains (losses) on securities available for sale and is detailed as follows:


                                                       For The Six Months Ended                  For The Three Months Ended
                                                               June 30,                                  June 30,
                                                   --------------------------------          ---------------------------------
                                                       2000                 1999                2000                 1999
------------------------------------------------------------------------------------------------------------------------------
Net Income                                         $ 2,297,641          $ 2,144,907          $ 1,165,306          $ 1,098,510
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
      arising during period                           (588,708)          (2,903,660)             (89,104)          (2,449,416)
  Less: reclassification adjustment for
      gain realized in net income                          818              141,059                   25              140,991
------------------------------------------------------------------------------------------------------------------------------
  Net unrealized gains (losses)                       (589,526)          (3,044,719)             (89,129)          (2,590,407)
------------------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                          (589,526)          (3,044,719)             (89,129)          (2,590,407)
  Tax Expense (Benefit) at 34%                        (200,439)          (1,035,204)             (30,304)            (880,738)
------------------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income, net                     (389,087)          (2,009,515)             (58,825)          (1,709,669)
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                               $ 1,908,554          $   135,392          $ 1,106,481          $  (611,159)
==============================================================================================================================


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three and six months ended June 30, 2000 compared to the six months ended June 30, 1999.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2000 was $2,297,641; an increase of $152,734 from $2,144,907 for the six months ended June 30, 1999. Contributing to the increase were increases in net interest income and other operating income of $583,626 and $58,696, respectively. Offsetting these increases to net income were increases in the provision for loan losses, salaries and employee benefits, equipment and supplies, advertising, other operating expenses and provision for income taxes of $30,000, $26,314, $68,850, $43,113, $76,480 and $68,100,
respectively, and decreases in net investment securities gains and service fees of $140,242 and $22,201, respectively, for the six months ended June 30, 2000 compared to the same period in 1999. The Corporation's annualized return on average assets (ROA) for the first six months of 2000 was 1.15% compared to 1.20%. This decrease reflects the impact of significant growth in average assets and net interest margin compression. Annualized return on average equity (ROE) was 15.43% for the first half of 2000 compared to 13.48% for the same period in 1999. This increase is largely due to a lower equity-to-assets ratio resulting from significant growth in average assets and, to a lesser extent, the repurchase of common shares into treasury. Offsetting this increase was a decline in net interest margin.

Net income for the second quarter of 2000 was $1,165,306, an increase of $66,796, from $1,098,510 for the second quarter of 1999. Contributing to the overall increase were increases in net interest income and other operating income of $239,560 and $43,376, respectively, and decreases in salaries and employee benefits, occupancy and other operating expenses of $3,358, 22,539, and $12,892, respectively. Offsetting the increases to net income were increases to the provision for loan losses, advertising and provision for income taxes of $15,000, $34,873 and $36,350, respectively, and decreases in net investment securities gains and service fees of $140,966 and $19,906, respectively, for the three months ended June 30, 2000 compared to the same period in 1999. ROA and ROE for the second quarter of 2000 was 1.31% and 17.87%, respectively, compared to 1.21% and 13.80% for same period in 1999.

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

Total interest income increased $2,030,193 during the six months ended June 30, 2000 as compared to the same period in 1999 as the result of a $38,415,810 increase in average earning assets and an increase in the yield on average earning assets to 7.84% at June 30, 2000 from 7.58% at June 30, 1999. The increase in average assets was comprised of an increase in loans of $42,111,065 while investment securities and federal funds sold declined by $3,732,792 and $473,266, respectively, for the first half of 2000 as compared to the first half of 1999.

Total interest expense increased $1,445,328 during the six months ended June 30, 2000 compared to the same period in 1999 as the result of a $42,085,781 increase in average interest bearing liabilities in addition to an increase in the average cost of such funds to 4.47% at June 30, 2000 from 4.09% at June 30, 1999. The increase in average interest bearing liabilities was comprised of increases in average interest bearing deposits, federal funds purchased and FHLB advances of $11,785,961, $500,238 and $29,799,582, respectively.

Total interest income increased $994,719 to $7,571,103 during the second quarter of 2000 as compared to the same period in 1999. This increase is the result of growth in average earning assets of $39,913,193 and an increase in the yield on total earning assets from 7.63% for the second quarter of 1999 to 7.88% for the second quarter of 2000. Average loans increased, quarter over quarter, by $45,726,433. Also contributing to this increase, was an increase in the yield on average loans to 8.19% during 2000's second quarter compared to 8.15% for the same period in 1999. A decrease in average investment securities outstanding of $7,394,658 offset by an increase in the yield on average outstandings during the quarter to 7.01% from 6.32% for the second quarter of 1999, contributed significantly to the overall increase in interest income.

Interest expense increased $770,166 during the second quarter of 2000 compared to the second quarter of 1999 due to a $40,438,369 increase in interest bearing liabilities and an increase in the average total cost of funds from 4.09% for the second quarter of 1999 to 4.57% for the second quarter of 2000. Average interest bearing deposits increased $9,480,467 while the cost of total average interest bearing deposits increased to 4.12% in the second quarter of 2000 from 3.90% for the same period in 1999. The increase in average interest bearing deposits consisted of $1,489,978 and $8,344,940 increases in money market and interest checking, and certificate of deposit accounts, respectively, while average savings accounts declined $354,451. Average borrowed funds increased $31,460,765 for the second quarter of 2000 compared to the second quarter of 1999 while the average cost of borrowings increased to 5.87% from 5.79% during the period.

The Corporation's year-to-date net interest margin decreased from 4.43% as of June 30, 1999 to 4.26% as of June 30, 2000, due to an increase in the average cost of interest bearing liabilities partially offset by an increase in the average yield on earning assets. The Corporation's 2000 second quarter net interest margin of 4.22% reflects a decline from 4.45% for the same period in 1999. This decline was the result of an increase in the average cost on interest bearing liabilities partially offset by an increase in the yield on earning assets for the period.

PROVISIONS FOR LOAN LOSSES

The Corporation's provision for loan losses was $450,000 and $225,000 for the six month period ended June 30, 2000, respectively, compared to $420,000 and $210,000, respectively, for the same periods in 1999. The Corporation had net charge-offs of $218,787 and $246,610 for the first six months of 2000 and 1999, respectively. The decrease in net charge-offs reflects the overall improvement in loan quality and resulting lower delinquency levels.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:


                                                       FOR THE SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------
                                                            2000               1999
----------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year             $3,088,257         $2,756,502
Charge-offs:
   Commercial, Financial, and Agricultural Loans             10,711             66,560
   Real Estate Mortgage Loans                                24,100                 --
   Installment Loans                                        178,397            196,210
   Lease Financing                                           21,705             19,963
----------------------------------------------------------------------------------------
Total Charge-offs                                           234,913            282,733
Recoveries:
   Commercial, Financial, and Agricultural Loans                 --                 --
   Real Estate Mortgage Loans                                    --                 --
   Installment Loans                                         15,526             34,923
   Lease Financing                                              600              1,200
----------------------------------------------------------------------------------------
Total Recoveries                                             16,126             36,123
----------------------------------------------------------------------------------------
Net Charge-offs                                             218,787            246,610
Provisions for Loan Losses                                  450,000            420,000
----------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Period                 $3,319,470         $2,929,892
========================================================================================

OTHER INCOME

Other income decreased $103,747 to $780,797 for the six months ended June 30, 2000 from $884,544 for the six months ended June 30, 1999. Sales of investment securities available for sale during the first six months of 1999 resulted in net gains of $141,059 compared to $818 for the first six months of 2000. Service fees decreased $22,201 to $408,256 for the first half of 2000, from $430,457 for the first half of 1999. Of this decrease, $33,067 was attributed to decreases in net NSF charges and savings account fees offset by a $9,799 increase in checking account fees during the first six months of 2000. Other operating income increased to $371,724 for the six months ended June 30, 2000 due to increases in 2000 ATM surcharge income and checkbook commissions of $43,122 and $14,383, respectively.

Other income decreased $117,496 during the second quarter of 2000 to $375,172 from $492,668 for second quarter of 1999. The sale of investment securities resulted in net gains of $140,991 for the three months ended June 30, 1999 compared to $25 for the same period in 2000. Service fees decreased $19,906 to $210,292 for the second quarter of 2000 due to decreases in net NSF charges and checking fees and also savings account fees of $14,027, $4,113 and $3,446, respectively. Other operating income increased $43,376 over last year's second quarter largely due to an increase in ATM surcharge income of $23,355. A decline in 2000 net losses on asset sales of $23,422 also contributed to the overall increase in other operating income. A $40,000 write-down of fixed assets was recognized during the second quarter of 1999 due to Year 2000 related computer equipment upgrades.

OTHER EXPENSES

Total other expenses for the first half of 2000 increased $229,046 to $4,869,361 from $4,640,315 for the first half of 1999. Salaries and employee benefits increased $26,314, reflecting normal salary and benefit increases and additional staffing to support the growth of the Corporation. Occupancy expense remained relatively flat at $412,937 compared to $412,577 for the same period last year. Equipment and supplies expense increased $68,850 principally due to a $69,660 increase in depreciation expense related to computer equipment and software purchases in preparation for the Year 2000. Data processing expense increased $4,987 primarily due to increases in additional core processing vendor charges associated with the Bank's new contract and system installations. Advertising expense increased $43,113 with additional emphasis on newspaper and other media publications. Contributing to the $76,479 increase in other operating expenses were increases in legal, activities, financial services, education, Cashflow Maximizer , general loss, and demand deposit account losses of $23,183, $11,524, $22,222, $23,136, $51,373, $16,510 and $10,934, respectively, offset by decreases in protection, student loan processing, asset recovery, donations, correspondent bank expenses of $6,951, $34,475, $8,121, $6,902 and $11,247, respectively.

Total other expenses for the second quarter of 2000 increased $3,918 to $2,433,778 from $2,429,860 for the same period in 1999. Salaries and employee benefits decreased $3,358 reflecting the impact resulting from closer expense control during the period net of normal salary and benefit increases. Occupancy expense decreased $22,539 almost entirely due to a timing difference compared to the same payment cycle in 1999 for rent on bank owned properties. Equipment and supplies expense increased slightly to $292,306 while data processing expense declined by $1,747. Advertising expense increased $34,873 primarily due to additional emphasis on newspaper and other media publications. Contributing to the $12,892 decrease in other operating expenses were decreases in telephone, student loan processing and correspondent bank expenses of $11,877, $24,977, and $6,626, respectively, offset by increases in legal, education, Cashflow Maximizer expenses and checking account losses of $11,617, $8,991, $24,479 and $9,749, respectively.

INCOME TAXES

The Corporation recorded an income tax provision of $1,139,000 for the six months ended June 30, 2000 compared to $1,070,900 for the six months ended June 30, 1999. The increase in tax provision was the result of higher pre-tax earnings. The effective tax rates for the first half of 2000 and 1999 were 33.1% and 33.3%, respectively. The decrease in effective tax rate is due mainly to the increase in income earned on tax-exempt earning assets.

The Corporation recorded an income tax provision of $558,000 for the three months ended June 30, 2000 compared to $521,650 for the three months ended June 30, 1999. The increase in the tax was the result of higher pre-tax earnings. The effective tax rates for the first half of 2000 and 1999 were 32.4% and 32.2%, respectively. The increase in effective tax rate is due mainly to the decrease in income earned on tax-exempt earning assets.

FINANCIAL CONDITION

The Corporation's total assets increased $33,337,509 from $392,285,472 at December 31, 1999 to $425,622,981 at June 30, 2000. Loans available for sale increased to $868,700 at June 30, 2000 from $630,777 at December 31, 1999. The loans available for sale at June 30, 2000 and December 31, 1999 were entirely comprised of student loans. Net loans increased from $264,157,344 at December 31, 1999 to $291,734,953 at June 30, 2000. Securities available for sale increased $399,423 from December 31, 1999 to June 30, 2000 while there were no securities held to maturity during the same period.

INVESTMENT SECURITIES

Investment securities available for sale increased $399,423 during the first half of 2000. U.S. Government agencies, obligations of state and political subdivisions and marketable equity securities increased $1,939,291, $270,440 and $505,515, respectively, while U.S. Treasuries, mortgage-backed securities and corporate bonds decreased by $3,631, $2,191,895 and $120,296, respectively, due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a significant change in net, unrealized gains (losses) on fixed income securities principally due to a shift in market pricing on bank stocks which comprise the entire marketable equity securities portfolio of the corporation since the end of 1999. Although such investment securities are categorized as available for sale, the portfolio is managed based on yield and cash flow. Management considers this change in fair value to be temporary in nature posing minimal impact to future profitability. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. The fair value of marketable equity securities increased $505,515 during the first half of 2000, which was due almost entirely to an increase in the level of FHLB stock.

A summary of investment securities available for sale is as follows:


                                                                                     JUNE 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   GROSS UNREALIZED
                                                                                        HOLDING
                                                          AMORTIZED          -----------------------------
                                                            COST                GAINS            LOSSES              FAIR VAE
-------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                               $  3,708,362         $       --         $   30,895         $  3,677,467
Obligations of U.S. Government Agencies                   36,320,485                 --          1,638,395           34,682,090
Mortgage-backed Securities                                50,427,496              3,798          2,270,169           48,161,125
Obligations of State and Political Subdivisions            4,277,978             34,162            147,420            4,164,720
Other Bonds                                                7,111,265                 --            390,031            6,721,234
Marketable Equity Securities                               4,810,563          1,437,008                 --            6,246,572
-------------------------------------------------------------------------------------------------------------------------------
                                                        $106,656,149         $1,473,968         $4,476,910         $103,653,207
===============================================================================================================================





                                                                                   DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   GROSS UNREALIZED
                                                                                        HOLDING
                                                          AMORTIZED          -----------------------------
                                                            COST                GAINS            LOSSES              FAIR VAE
-------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                               $  3,708,419         $       --         $   27,321         $  3,681,098
Obligations of U.S. Government Agencies                   34,290,634                 --          1,547,835           32,742,799
Mortgage-backed Securities                                52,784,308              9,108          2,440,396           50,353,020
Obligations of State and Political Subdivisions            4,126,696             20,965            253,381            3,894,280
Other Bonds                                                7,110,881                510            269,861            6,841,530
Marketable Equity Securities                               3,646,263          2,094,794                 --            5,741,057
-------------------------------------------------------------------------------------------------------------------------------
                                                        $105,667,201         $2,125,377         $4,538,794         $103,253,784
===============================================================================================================================

LOANS

Loans, net of deferred fees, increased to $298,001,788 at June 30, 2000 from $269,192,709 at December 31, 1999. Commercial business development efforts resulted in a net increase of $5,938,774 in nonresidential mortgages and commercial, financial and agricultural loans. Increased production of indirect automobile loans corresponding to increased demand in the automobile market was the primary reason for the $9,830,113 increase in consumer loans to individuals. More aggressive residential mortgage loan pricing and the development of additional broker relationships resulted in an increase of $8,114,661 while lines of credit increased by $62,018. Equipment leases also increased $4,912,940 with a re-emphasis on that business line during the first half of 2000. Non-accrual loans decreased $29,101 since December 31, 1999.

                                                  JUNE 30,             DECEMBER 31,            INCREASE
                                                    2000                   1999               (DECREASE)
---------------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                  $ 118,677,506          $ 108,847,393          $  9,830,113
Mortgage:
   Nonresidential                                 64,009,803             47,730,294            16,279,509
   Residential                                    55,938,419             47,823,758             8,114,661
Commercial, Financial and Agricultural            35,712,722             46,053,457           (10,340,735)
Lines of Credit                                    4,984,735              4,922,717                62,018
Lease Financing                                   18,312,737             13,399,797             4,912,940
Non-Accrual Loans                                    748,860                777,961               (29,101)
---------------------------------------------------------------------------------------------------------
Total Loans                                      298,384,782            269,555,377            28,829,405
Deferred Fees                                       (382,994)              (362,668)              (20,326)
---------------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                    $ 298,001,788          $ 269,192,709          $ 28,809,079
=========================================================================================================



A loan is considered impaired when based upon current information and events; it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At June 30, 2000, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $0 for the first six months of 2000. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first half of 2000.

NON-PERFORMING ASSETS

Non-performing assets and loans 90 days past due and still accruing decreased to $1,476,398 at June 30, 2000 from $1,640,076 at December 31, 1999 due primarily to a $158,038 decrease in loans past due 90 days and still accruing along with decreases in non-accrual loans and other assets held for sale of $29,101 and $16,735, respectively. Offsetting these declines was an increase in other real estate owned of $40,196.

The current quality of the loan portfolio can be demonstrated by the following table, which details total non-performing loans and past due loans:

                                                           JUNE 30,         DECEMBER 31,
                                                             2000               1999
---------------------------------------------------------------------------------------
Non-accrual Loans                                         $  748,860         $  777,961
Other Real Estate Owned                                      172,288            132,092
Other Assets Held for Sale                                   113,333            130,068
---------------------------------------------------------------------------------------
   Total Non-Performing Assets                             1,034,481          1,040,121
Loans 90 Days Past Due and Still Accruing                    441,917            599,955
---------------------------------------------------------------------------------------
   Total Non-Performing Assets and Past Due Loans         $1,476,398         $1,640,076
=======================================================================================

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at June 30, 2000 was $3,319,470 or 1.12% of total loans compared to $2,929,892 or 1.20% of total loans at June 30, 1999. Management anticipates that the loan losses are adequate to absorb reasonably foreseeable losses on loans.

The following is a summary of activity in the reserve for loan losses:

                                                  FOR THE SIX MONTHS ENDED
                                                         JUNE 30,
                                               ------------------------------
                                                  2000                 1999
-----------------------------------------------------------------------------
Beginning Balance                              $3,088,257          $2,756,502
Provision                                         450,000             420,000
Net Charge-offs                                   218,787             246,610
-----------------------------------------------------------------------------
Ending Balance                                 $3,319,470          $2,929,892
=============================================================================
Reserve for Loan Losses to Total Loans               1.12%               1.20%
=============================================================================

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

o    Delinquency and non-accrual trends

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

The composition of the Corporation's allowance for loan losses was as follows at June 30, 2000, and 1999 (in thousands):

                                                                June 30,
                                                         2000               1999
                                                      -----------------------------
Specific  reserves. . . . . . . . . . . . . .         $  469,627         $  491,679
Formula reserves. . . . . . . . . . . . . . .          2,231,689          1,921,768
Unallocated reserves. . . . . . . . . . . . .            618,154            516,446
                                                      -----------------------------
Total . . . . . . . . . . . . . . . . . . . .         $3,319,470         $2,929,892
                                                      -----------------------------

Specific reserves decreased $22,052 from June 30, 1999 to June 30, 2000 primarily due to a decrease in classified installment loans and personal lines of credit corresponding to an improvement in shorter term delinquencies. This decrease was offset by an increase in classified commercial loans the largest portion of which is attributable to smaller loans that are to unrelated borrowers. Management believes that current reserves appropriately reflects the level of risk and potential loss of these credits. The reserve amount specified for these credits may change in the event that there is evidence of an improvement or further deterioration in the customer's ability to satisfy contractual requirements.

The formula reserve portion of the allowance for loan losses increased $309,921 reflecting the significant growth in total commercial and installment loans outstanding offset by a decline in formula reserves related to the residential mortgage loan portfolio.

LIABILITIES

Total liabilities were $394,728,037 at June 30, 2000, an increase of $32,791,827 from December 31, 1999. The increase was largely the result of an increase in total borrowed funds of $22,500,000 and total deposits of $9,997,544. The increase in borrowed funds was primarily used to supplement funding for loan growth during the first half of the year.

DEPOSITS

Total deposits increased $9,997,544 from $289,439,659 at December 31, 1999 to $299,437,203 at June 30, 2000. Contributing to the overall increase were increases in non-interest bearing demand deposits, saving deposits, and time deposits of $7,591,198, $675,650, $5,306,684, respectively, offset by decreases in interest bearing demand deposits and money market accounts of $1,169,395 and $2,406,593, respectively.

The composition of deposits is shown in the following table:


                                                       JUNE 30,           DECEMBER 31,          INCREASE
                                                         2000                 1999             (DECREASE)
----------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                          $ 68,020,736         $ 60,429,538         $ 7,591,198
Interest Bearing Demand                                28,610,835           29,780,230          (1,169,395)
Savings                                                39,213,681           38,538,031             675,650
Money Market Account                                   59,798,467           62,205,060          (2,406,593)
Time Deposits equal to or more than $100,000           15,570,921           14,057,493           1,513,428
Time Deposits less than $100,000                       88,222,563           84,429,307           3,793,256
----------------------------------------------------------------------------------------------------------
Total Deposits                                       $299,437,203         $289,439,659         $ 9,997,544
==========================================================================================================


TOTAL BORROWED FUNDS

At June 30, 2000, the Corporation had total borrowed funds of $88,850,000, $26,850,000 of which will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. At June 30, 2000, total borrowed funds were comprised of $82,250,000 in advances from the Federal Home Loan Bank which are collateralized by qualifying securities and loans and $6,600,000 in federal funds purchased. Included in total FHLB advances were $62,000,000 in borrowings which are subject to restrictions or penalties related to prepayments.

SHAREHOLDER'S EQUITY

Consolidated shareholders' equity increased $545,682 from $30,349,262 at December 31, 1999 to $30,894,944 at June 30, 2000. This increase was the result of the retention of earnings offset by the purchase of treasury stock, payment of cash dividends to shareholders and a decline in accumulated other comprehensive income which is comprised entirely of unrealized holding gains/losses on investment securities.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at June 30, 2000 was 10.72% compared to 11.28% at December 31, 1999. The Corporation's total risk-based capital ratio at June 30, 2000 was 12.03% compared to 12.71% at December 31, 1999. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At May 31, 2000, a simulation analysis assuming a one-time 200 basis point increase in interest rates results in a negative impact of approximately 2.1% or $308,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates resulted in a slight decrease in projected net interest income of
 .1% or approximately $8,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at May 31, 2000. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of May 31, 2000. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of June 30, 2000.

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

Operating activities provided net cash of $3,182,677 during the first half of 2000, compared to net cash used of $3,438,240 during the first half of 1999. The primary source of operating cash flows for 2000 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $29,431,861 during the first half of 2000, compared to net cash used of $24,087,887 during the first half of 1999. A significant portion of borrowings was used to fund loan growth in excess of growth in retail deposit funding sources. Proceeds from sales, repayments and maturities of investment securities available for sale were reinvested primarily to fund loan growth and, to a more limited extent, reinvested in investment securities available for sale.

Financing activities provided cash of $31,134,671 and $19,706,215 for the first half of 2000 and 1999, respectively. A net increase in total borrowed funds and total deposits provided cash while cash was used by repayment of borrowings, the payment of cash dividends to shareholders and purchases of treasury stock.

Part II - Other Information

Items 1-3  Not applicable pursuant to the instructions to Part II

Item 4     Submission of Matters for a Vote of Security Holders

           At an annual meeting of shareholders of the Corporation was held on April 25, 2000, for the purpose of (a) electing 5 directors, (b) ratifying the appointment of Deloitte & Touche, L.L.P., Certified Public Accountants, as the independent auditors and accountants for the Corporation.

      (a) All 5 nominees were elected and the votes for and against/withheld were as follows:

               NOMINEE                            FOR               AGAINST
               Nicholas C. Geanopulos          2,511,182            17,627
               Gus P. Georgiadis               2,511,747            17,062
               Lloyd G. Gibson                 2,452,688            76,121
               Charles S. Lenzner              2,514,658            14,151
               Kenneth L. Rall                 2,514,658            14,151

      (b) The appointment of Deloitte & Touche, L.L.P., as independent auditors and accountants was ratified with a vote of 2,473,152 for and 55,115 against/withheld or abstaining.

           With respect to the above matters, each holder of the Corporation's common stock was entitled to one vote per share. The number of shares of common stock outstanding and entitled to vote as of March 14, 2000, the record date, was 2,788,516.

Item 5     Not applicable pursuant to the instructions to Part II.

Item 6     Exhibits and Reports on Forms 8-K.

      (a)  Exhibits

           10.1 Employment agreement dated July 1, 1993, between NSD Bancorp, Inc. and Lloyd G. Gibson filed as Exhibit 10D to NSD Bancorp, Inc.'s 10K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

           10.2 NSD Bancorp, Inc. 1994 Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.'s Form S-8 filed April 27, 1994 is incorporated herein by reference.

           10.3 NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.'s Form S-8 filed April 27, 1994, is incorporated herein by reference.

           27    Financial Data Schedule

      (b)  Reports on Form 8-K:  None

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NSD BANCORP, INC.
                                   -------------------------------------------
                                                  (Registrant)


Dated:  August 14, 2000            /S/ Lloyd G. Gibson
                                   -------------------------------------------
                                   Lloyd G. Gibson, President and
                                   Chief Executive Officer



Dated:  August 14, 2000            /S/ James P. Radick
                                   -------------------------------------------
                                   James P. Radick, Treasurer (Principal
                                   Financial and Accounting Officer)