Form 10-Q
period 2000-09-30
NSD BANCORP INC
filed 2000-11-14
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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

                            YES __X__   NO _____


The number of shares outstanding of the Registrant's common stock as of October 31, 2000 was:

          Common Stock, $1.00 par value - 3,016,918 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10Q

                    For the Quarter Ended September 30, 2000

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999                                             3

                  Consolidated Statements of  Income For the Three and Nine
                  Months Ended September 30, 2000 and 1999                          4

                  Consolidated Statements of Cash Flows For the Nine
                  Months Ended September 30, 2000 and 1999                          5

                  Consolidated Statements of Comprehensive Income For the
                  Three and Nine Months Ended September 30, 2000 and 1999           6

                  Notes to Consolidated Financial Statements                        7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               8

Part II.          Other Information

Item 6.           Exhibits and Reports on Form 8K                                  19

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                                               2000                    1999
ASSETS
Cash and Due From Banks                                                                    $  15,863,081           $  13,921,122
Investment Securities Available for Sale at Market Value (Amortized Cost of
$99,219,690 at September 30, 2000 and $105,667,201 at December 31, 1999)                      97,198,193             103,253,784
Loans Held for Sale                                                                              851,837                 630,777
Loans, Net of Deferred Fees                                                                  307,858,458             269,192,709
Unearned Income                                                                               (2,855,393)             (1,947,108)
Reserve for Loan Losses                                                                       (3,404,986)             (3,088,257)
--------------------------------------------------------------------------------------------------------------------------------
     Loans, Net                                                                              301,598,079             264,157,344
Premises and Equipment, Net                                                                    2,578,091               2,850,773
Accrued Interest Receivable                                                                    2,249,740               2,209,494
Other Real Estate Owned and Assets Held for Sale                                                 326,528                 262,160
Other Assets                                                                                   5,006,099               5,000,018
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $ 425,671,648           $ 392,285,472
================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-Interest Bearing                                                                   $  61,706,964           $  60,429,536
    Interest Bearing                                                                         231,572,425             229,010,123
--------------------------------------------------------------------------------------------------------------------------------
   Total Deposits                                                                            293,279,389             289,439,659
Borrowed Funds:
    Advances from Federal Home Loan Bank and Other Borrowings                                 86,254,200              62,650,000
    Fed Funds Purchased                                                                        7,700,000               3,700,000
--------------------------------------------------------------------------------------------------------------------------------
    Total Borrowed Funds                                                                      93,954,200              66,350,000
Accrued Interest Payable                                                                       5,502,337               4,534,488
Other Liabilities                                                                              1,325,799               1,612,063
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                            394,061,725             361,936,210
Common Stock $1 Par Value; 10,000,000 shares authorized, 3,016,918 issued and
2,868,072 outstanding at September 30, 2000 and 3,017,075 issued and 2,927,502
outstanding at December 31, 1999                                                               3,016,918               2,873,405
Treasury Stock at cost, 148,846 shares at September 30, 2000 and 89,573 shares
at December 31, 1999                                                                          (2,794,300)             (1,879,310)
Capital Surplus                                                                               15,744,863              13,625,727
Accumulated Other Comprehensive Income                                                        (1,330,356)             (1,589,023)
Retained Earnings                                                                             16,972,798              17,318,463
--------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                    31,609,923              30,349,262
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 425,671,604           $ 392,285,472
================================================================================================================================


See notes to consolidated financial statements.

                                NSD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ---------------------------------------------------------------------------
                                                                 2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                        $ 17,553,212      $ 14,591,742     $  6,311,700      $  5,055,381
Investment Securities
     Taxable                                                    4,764,680         4,371,553        1,545,948         1,457,087
     Tax-Exempt                                                   159,191           198,873           52,183            66,169
     Dividends                                                    266,144           169,747          101,368            62,425
Interest Bearing Deposits                                          10,412            34,651            2,386            23,893
Federal Funds Sold                                                 12,190            20,107            3,297             1,724
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                     22,765,829        19,386,673        8,016,882         6,666,679

INTEREST EXPENSE
Deposits                                                        7,280,233         6,539,071        2,570,460         2,232,714
Federal Funds Purchased                                           171,380           105,171           76,326            42,757
FHLB Advances and Other Borrowings                              3,244,230         1,587,442        1,275,313           627,797
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                         10,695,843         8,231,684        3,922,099         2,903,268
Net Interest Income                                            12,069,986        11,154,989        4,094,783         3,763,411
Provision for Loan Losses                                         675,000           630,000          225,000           210,000
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses            11,394,986        10,524,989        3,869,783         3,553,411

OTHER INCOME
Net Investment Securities Gains                                    (1,433)          169,822           (2,251)           28,763
Service Fees                                                      628,190           675,657          219,935           245,200
Other Operating Income                                            551,215           456,628          179,491           143,600
------------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                              1,177,972         1,302,107          397,175           417,563

OTHER EXPENSES
Salaries and Employee Benefits                                  3,433,745         3,361,644        1,163,638         1,117,850
Occupancy Expense                                                 594,086           610,857          181,149           198,281
Equipment and Supplies                                            914,049           817,037          313,118           284,956
Data Processing                                                   544,402           534,750          186,698           182,034
FDIC Insurance                                                     44,781            29,877           15,260             9,297
Advertising                                                       154,546           106,272           31,574            26,413
Other Operating Expenses                                        1,612,455         1,504,361          537,266           505,652
------------------------------------------------------------------------------------------------------------------------------------
Total Other Expenses                                            7,298,064         6,964,798        2,428,703         2,324,483

Income Before Income Taxes                                      5,274,894         4,862,298        1,838,255         1,646,491
Provision for Income Taxes                                      1,722,000         1,612,750          583,000           541,850
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                   $  3,552,894      $  3,249,548     $  1,255,255      $  1,104,641
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------


NET INCOME PER COMMON SHARE

Net Income - Basic                                                  $1.22             $1.09            $0.44             $0.37
Net Income - Diluted                                                $1.22             $1.08            $0.43             $0.37
Common Dividends Declared and Paid Per Share                        $0.57             $0.37            $0.19             $0.16
Weighted Average Shares Outstanding - Basic                     2,922,083         2,970,137        2,894,646         2,953,231
Weighted Average Shares Outstanding - Diluted                   2,908,645         3,001,234        2,884,531         2,976,511


See notes to consolidated financial statements.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                                 FOR THE NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                   2000               1999
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                                     $  3,552,894      $  3,249,548
Adjustments to Net Income:
   Provision for Loan Losses                                                                        675,000           630,000
   Loss (Gain) on Sale of Investment Securities Available for Sale                                    1,433          (169,822)
   (Gain) on Loan Sales                                                                                  --           (37,468)
   (Gain) Loss on Sale of Other Assets                                                               (2,791)           28,569
   Loss on Disposition of Premises and Equipment                                                      2,070            39,024
   Depreciation and Amortization                                                                    531,244           472,856
   Net Premium Amortization                                                                          27,568           111,268
   (Increase) Decrease in Accrued Interest Receivable                                               (40,246)           53,827
   Decrease (Increase) in Accrued Interest Payable                                                  967,849          (320,882)
   Increase in Other Assets                                                                        (425,696)         (300,259)
   Deferred Loan Fees, Net                                                                            6,664            33,105
   Decrease in Other Liabilities                                                                   (128,541)       (4,825,789)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                                  5,167,448        (1,036,023)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Investment Securities Available for Sale                                 2,501,535        10,959,708
   Proceeds from Repayments and Maturities of Investment Securities
   Available for Sale                                                                             7,520,794        21,682,349
   Proceeds from Repayments and Maturities of Investment Securities Held
   to Maturity                                                                                           --         1,172,588
   Purchases of Investment Securities                                                            (3,603,821)      (41,262,080)
   Proceeds from Sales of Other Real Estate Owned                                                   234,131           342,618
   Net Increase in Loans                                                                        (38,625,899)      (27,911,582)
   Proceeds from the Sale of Loans                                                                       --         3,852,413
   Purchases of Premises and Equipment, Net                                                        (128,180)         (761,738)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used) by Investing Activities                                                         (32,101,440)      (31,925,724)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (Decrease) Increase in Demand and Savings Accounts                                        (3,928,445)        2,770,863
   Net Increase in Certificates of Deposit                                                        7,768,173         4,071,293
   Increase in Federal Funds Purchased                                                            4,000,000                --
   Proceeds from Federal Home Loan Bank Advances and Other  Borrowings                           67,684,300        31,103,900
   Repayment of Federal Home Loan Bank Advances and Other Borrowings                            (44,080,100)      (10,000,000)
   Proceeds from the Exercise of Common Stock Options                                                    --           127,838
   Cash Paid in Lieu of Fractional Shares                                                            (3,124)           (3,926)
   Treasury Stock Purchased                                                                        (914,991)       (1,286,260)
   Cash Dividends Paid                                                                           (1,649,862)       (1,465,025)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                        28,875,951        25,318,683
-----------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                                  1,941,959        (7,643,064)
Cash and Cash Equivalents at Beginning of Period                                                 13,921,122        22,278,095
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                     $ 15,863,081      $ 14,635,031
=============================================================================================================================

For the nine months ended September 30, 2000 and 1999, the Corporation paid interest of $9,727,994 and $8,674,776 and income taxes of $1,891,000 and $1,644,750, respectively. Non-cash investing activity consisted of transfers of loans in liquidation to foreclosed assets of approximately $111,074 and $92,277 during the first nine months of 2000 and 1999, respectively, and also the transfer of $2,267,294 in held to maturity investment securities to available for sale during 1999.


See notes to consolidated financial statements.

                                NSD BANCORP, INC.
                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          For The Nine Months Ended            For The Three Months Ended
                                                                 September 30,                         September 30,
                                                      ---------------------------------     ---------------------------------
                                                            2000               1999               2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                              $ 3,552,894        $ 3,249,548        $ 1,255,255        $ 1,104,641
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
      arising during period                                 390,487         (3,630,151)           979,195           (726,491)
  Less:  reclassification adjustment for
      gain realized in net income                            (1,433)           169,822             (2,251)            28,763
-----------------------------------------------------------------------------------------------------------------------------
  Net unrealized gains (losses)                             391,920         (3,799,973)           981,446           (755,254)
-----------------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                                391,920         (3,799,973)           981,446           (754,254)
  Tax Expense (Benefit) at 34%                              133,253         (1,291,991)           333,692           (256,786)
-----------------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income, net                          (258,667)        (2,507,982)           647,754           (498,468)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                    $ 3,811,561        $   741,566        $ 1,903,009        $   606,173
============================================================================================================================

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

3.       RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It applies to all entities and requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, the change in fair value is reflected in the income statement or as an element of other comprehensive income. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all quarters of all fiscal years beginning after June 15, 2000. Management is currently in the process of evaluating the impact of this statement on the consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"(SFAS No. 140). The new Statement replaces Statement 125, issued in June 1996. SFAS 140 is effective for transfers occurring after March 31, 20000 and for disclosure relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management is currently in the process of evaluating the impact of this statement on the consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2000 was $3,552,894, an increase of $303,346 from $3,249,548 for the nine months ended September 30, 1999. Contributing to the increase was an increase in net interest income of $914,997 and a $94,587 increase in other operating income. Offsetting these increases in net income were increases in the provision for loan losses, salaries and employee benefits, equipment and supplies, FDIC insurance, advertising, other operating expenses and provision for income taxes of $45,000, $72,101, $97,012, $14,904, $48,274, $108,094 and $109,250, respectively, and decreases in net investment securities gains and service fees of $171,255 and $47,467, respectively, for the nine months ended September 30, 2000 compared to the same period in 1999. The Corporation's annualized return on average assets
(ROA) for the first nine months of 2000 was 1.18% compared to 1.19% for the same period in 1999. This decrease reflects the impact of significant growth in average assets and offset by compression of the net interest margin. Annualized return on average equity (ROE) was 16.15% for the first nine months of 2000 compared to 13.64% for the same period in 1999. This increase is largely due to significant growth in average assets resulting in a lower equity-to-assets ratio and, to a lesser extent, the repurchase of common shares into treasury. Offsetting this increase was a decline in net interest margin.

Net income for the third quarter of 2000 was $1,255,255, an increase of $150,614, from $1,104,641 for the third quarter of 1999. Contributing to the overall increase were increases in net interest income and other operating income of $331,372 and $35,891, respectively, and a decrease in occupancy expenses of $17,132. Offsetting the increases to net income were increases to the provision for loan losses, salaries and benefits, equipment and supplies, other operating expense and provision for income taxes of $15,000, $45,788, $28,162, $31,614 and $41,150, respectively, and decreases in net investment securities gains and service fees of $31,014 and $25,265, respectively, for the three months ended September 30, 2000 compared to the same period in 1999. ROA and ROE for the third quarter of 2000 was 1.23% and 17.60%, respectively, compared to 1.15% and 13.96% for the same period in 1999.

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

Total interest income increased $3,338,783 during the nine months ended September 30, 2000 as compared to the same period in 1999 as the result of a $40,059,566 increase in average earning assets and an increase in the yield on average earning assets to 7.91% at September 30, 2000 from 7.53% at September 30, 1999. The increase in average assets was comprised of an increase in loans of $44,271,562 while investment securities and federal funds sold declined by $3,671,951 and $290,573, respectively, for the first nine months of 2000 as compared to the first nine months of 1999.

Total interest expense increased $2,464,159 during the nine months ended September 30, 2000 compared to the same period in 1999 as the result of a $41,143,252 increase in average interest bearing liabilities in addition to an increase in the average cost of such funds to 4.60% at September 30, 2000 from 4.09% at September 30, 1999. The increase in average interest bearing liabilities was comprised of increases in average interest bearing deposits, federal funds purchased and FHLB advances of $8,484,803, $797,438 and $31,861,011, respectively.

Total interest income increased $1,355,387 to $8,067,032 during the third quarter of 2000 as compared to the same period in 1999. This increase is the result of growth in average earning assets of $40,943,194 and an increase in the yield on total earning assets from 7.44% for the third quarter of 1999 to 8.05% for the third quarter of 2000. Average loans increased, quarter over quarter, by $48,895,557. Also contributing to this increase, was an increase in the yield on average loans to 8.40% during 2000's third quarter compared to 8.00% for the same period in 1999. A decrease in average investment securities outstanding of $6,257,153 offset by an increase in the yield on average outstandings during the quarter to 6.99% from 6.15% for the third quarter of 1999, contributed significantly to the overall increase in interest income.

Interest expense increased $1,018,831 during the third quarter of 2000 compared to the third quarter of 1999 due to a $39,258,190 increase in interest bearing liabilities and an increase in the average total cost of funds from 4.08% for the third quarter of 1999 to 4.86% for the third quarter of 2000. Average interest bearing deposits increased $1,882,487 while the cost of total average interest bearing deposits increased to 4.40% in the third quarter of 2000 from 3.84% for the same period in 1999. The increase in average interest bearing deposits consisted of a $10,044,984 increase in certificates of deposits, offset by declines in savings, money market and interest checking of $1,875,547, $6,286,950, respectively. Average borrowed funds increased $37,375,703 for the third quarter of 2000 compared to the third quarter of 1999 while the average cost of borrowings increased to 5.83% from 5.03% during the period.

The Corporation's year-to-date net interest margin decreased from 4.36% as of September 30, 1999 to 4.22% as of September 30, 2000, due to an increase in the average cost of interest bearing liabilities partially offset by an increase in the average yield on earning assets. The Corporation's 2000 third quarter net interest margin of 4.13% reflects a decline from 4.22% for the same period in 1999. This decline was the result of an increase in the average cost on interest bearing liabilities partially offset by an increase in the yield on earning assets for the period.

PROVISIONS FOR LOAN LOSSES

The Corporation's provision for loan losses was $675,000 and $225,000 for the nine and three month period ended September 30, 2000, respectively, compared to $630,000 and $210,000, respectively, for the same periods in 1999. The Corporation had net charge-offs of $358,271 and $336,165 for the first nine months of 2000 and 1999, respectively.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:


                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------
                                                                 2000                      1999
--------------------------------------------------------------------------------------------------

Reserve for Loan Losses at Beginning of Year                   $3,088,257               $2,756,502
Charge-offs:
   Commercial, Financial, and Agricultural Loans                   10,711                   66,560
   Real Estate Mortgage Loans                                      24,100                    7,837
   Installment Loans                                              281,210                  283,664
   Lease Financing                                                 70,983                   19,963
--------------------------------------------------------------------------------------------------
Total Charge-offs                                                 387,004                  378,024
Recoveries:
   Commercial, Financial, and Agricultural Loans                       --                       --
   Real Estate Mortgage Loans                                          --                       --
   Installment Loans                                               28,133                   40,259
   Lease Financing                                                    600                    1,600
--------------------------------------------------------------------------------------------------
Total Recoveries                                                   28,733                   41,859
--------------------------------------------------------------------------------------------------
Net Charge-offs                                                   358,271                  336,165
Provisions for Loan Losses                                        675,000                  630,000
--------------------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Period                       $3,404,986               $3,050,337
==================================================================================================


OTHER INCOME

Other income decreased $124,135 to $1,177,972 for the nine months ended September 30, 2000 from $1,302,107 for the nine months ended September 30, 1999. Sales of investment securities available for sale during the first nine months of 1999 resulted in net gains of $169,822 compared to net losses of $1,433 for the first nine months of 2000. Service fees decreased $47,467 to $628,190 for the first nine months of 2000, from $675,657 for the first nine months of 1999. Of this decrease, $57,341 was attributed to decreases in net NSF charges and savings account fees offset by a $5,982 increase in checking account fees during the first nine months of 2000. Other operating income increased to $551,215 for the nine months ended September 30, 2000 largely due to increases in 2000 ATM surcharge income and checkbook commissions of $72,000 and $12,376, respectively.

Other income decreased $20,388 during the third quarter of 2000 to $397,175 from $417,563 for third quarter of 1999. The sale of investment securities resulted in net gains of $28,763 for the three months ended September 30, 1999 compared to net losses of $2,251 for the same period in 2000. Service fees decreased $25,264 to $219,935 for the third quarter of 2000 due to decreases in net NSF charges and checking fees of $24,624 and $3,817, respectively. Other operating income increased $35,891 over last year's third quarter largely due to an increase in ATM surcharge income of $28,878. An increase in net gains on asset sales of $37,938 in the third quarter of 2000, offset by decline in loan sale gains of $37,468, also contributed to the overall increase in other operating income.

OTHER EXPENSES

Total other expenses for the first nine months of 2000 increased $333,266 to $7,298,064 from $6,964,798 for the first nine months of 1999. Salaries and employee benefits increased $72,101, reflecting normal salary and benefit increases and additional staffing to support the growth of the Corporation and also a $28,869 increase in temporary staffing expense. Occupancy expense decreased $16,771 to $594,086 compared to $610,857 for the same period last year due to reductions in related insurances and real estate tax expense of $15,602 and $18,182, respectively, offset by an increase of $21,369 in building maintenance. Equipment and supplies expense increased $97,012 principally due to an $88,412 increase in depreciation expense related to computer equipment and software purchases in preparation for the Year 2000 and equipment repair increases of $24,222, offset by a reduction in stationery and supplies expense of $8,315. Data processing expense increased $9,652 primarily due to increases in additional core processing vendor charges associated with the Bank's new contract and system installations. Advertising expense increased $48,274 with additional emphasis on newspaper and other media publications. Contributing to the $108,094 increase in other operating expenses were increases in legal, activities, education, Pennsylvania shares tax, Cashflow Maximizer , general loss, and demand deposit account losses of $68,668, $17,599, $24,039, $12,611, $65,358, $16,901 and $11,322, respectively. Offsetting these increases to other operating expense were decreases in student loan processing, correspondent bank expenses and ATM expense of $45,222, $19,100 and $11,790, respectively.

Total other expenses for the third quarter of 2000 increased $104,220 to $2,428,703 from $2,324,483 for the same period in 1999. Salaries and employee benefits increased $45,788 reflecting the impact resulting from closer expense control during the period net of normal salary and benefit increases and a $16,484 increase in temporary staffing expense. Occupancy expense decreased $17,132 due to reductions in related insurances and real estate tax expense of $8,558 and 6,605, respectively. Equipment and supplies expense increased $28,162 to $313,118 due to an $18,752 increase in depreciation expense related to computer equipment and software purchases in the fourth quarter of 1999 in preparation for the Year 2000, an $11,487 increase in equipment repairs and a $13,748 increase in office expense, offset by reductions in equipment maintenance contract and stationery and supplies expenses of $3,442 and $10,909, respectively. Data processing expense increased $4,664 primarily due to increases in additional core processing vendor charges associated with the Bank's new contract and system installations. Contributing to the $31,614 increase in other operating expenses were increases in legal and Cashflow Maximizer expenses of $44,208 and $13,986, respectively, offset by decreases in telephone and student loan processing fees of $11,859 and $10,747, respectively.

INCOME TAXES

The Corporation recorded an income tax provision of $1,722,000 for the nine months ended September 30, 2000 compared to $1,612,750 for the nine months ended September 30, 1999. The increase in tax provision was the result of higher pre-tax earnings. The effective tax rates for the first nine months of 2000 and 1999 were 32.7% and 33.2%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on tax-exempt earning assets.

The Corporation recorded an income tax provision of $583,000 for the three months ended September 30, 2000 compared to $541,850 for the three months ended September 30, 1999. The increase in the tax was the result of higher pre-tax earnings. The effective tax rates for the first nine months of 2000 and 1999 were 31.7% and 32.9%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on tax-exempt earning assets during the third quarter of 2000 compared to the same period in 1999.

FINANCIAL CONDITION

The Corporation's total assets increased $33,386,176 from $392,285,472 at December 31, 1999 to $425,671,648 at September 30, 2000. Loans available for sale increased to $851,837 at September 30, 2000 from $630,777 at December 31, 1999. The loans available for sale at September 30, 2000 and December 31, 1999 were entirely comprised of student loans. Net loans increased from $264,157,344 at December 31, 1999 to $301,598,079 at September 30, 2000. Securities available for sale decreased $6,055,591 from December 31, 1999 to September 30, 2000. There were no securities held to maturity at September 30, 2000 or at December 31, 1999.

INVESTMENT SECURITIES

Investment securities available for sale decreased $6,055,591 during the first nine months of 2000. U.S. Government agencies, mortgage-backed securities and corporate decreased $2,506,456, $4,386,661 and $100,058, respectively, while U.S. Treasuries, obligations of state and political subdivisions and marketable equity securities increased by $8,119, $ $80,656 and $848,808, respectively, due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. The fair value of marketable equity securities increased $848,808 during the first nine months of 2000, which was due almost entirely to an increase in the level of FHLB stock offset by changes in unrealized gains on other equity investments.

During the third quarter of 1999, all obligations of state and political subdivisions and other bonds, classified as held to maturity, were reclassified as available for sale as part of a strategy designed to increase the Corporation's liquidity position. It has been the Corporation's policy to classify all future purchases of like securities as available for sale.

A summary of investment securities available for sale is as follows:


                                                                                   SEPTEMBER 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                    GROSS UNREALIZED
                                                                                         HOLDING
                                                              AMORTIZED        ---------------------------
                                                                COST              GAINS            LOSSES        FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                     $ 3,708,098      $        --      $    18,881      $ 3,689,217
Obligations of U.S. Government Agencies                        31,396,909               --        1,160,566       30,236,343
Mortgage-backed Securities                                     47,849,881            3,640        1,887,162       45,966,359
Obligations of State and Political Subdivisions                 4,066,720           26,415          118,198        3,974,937
Other Bonds                                                     7,111,519            1,782          371,829        6,741,472
Marketable Equity Securities                                    5,086,563        1,503,302               --        6,589,865
----------------------------------------------------------------------------------------------------------------------------
                                                              $99,219,690      $ 1,535,139      $ 3,556,636      $ 7,198,193
============================================================================================================================



                                                                                       DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       GROSS UNREALIZED
                                                                                            HOLDING
                                                                AMORTIZED       -----------------------------
                                                                  COST              GAINS            LOSSES          FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                     $  3,708,419      $         --      $     27,321      $  3,681,098
Obligations of U.S. Government Agencies                         34,290,634                --         1,547,835        32,742,799
Mortgage-backed Securities                                      52,784,308             9,108         2,440,396        50,353,020
Obligations of State and Political Subdivisions                  4,126,696            20,965           253,381         3,894,280
Other Bonds                                                      7,110,881               510           269,861         6,841,530
Marketable Equity Securities                                     3,646,263         2,094,794                --         5,741,057
--------------------------------------------------------------------------------------------------------------------------------
                                                              $105,667,201      $  2,125,377      $  4,538,794      $103,253,784
================================================================================================================================

LOANS

Loans, net of deferred fees, increased to $307,858,458 at September 30, 2000 from $269,192,709 at December 31, 1999. Commercial business development efforts resulted in a net increase of $9,867,475 in nonresidential mortgages and commercial, financial and agricultural loans. Increased production of indirect automobile loans corresponding to increased demand in the automobile market was the primary reason for the $14,795,063 increase in consumer loans to individuals. More aggressive residential mortgage loan pricing and the development of additional broker relationships resulted in an increase of $9,333,650 while lines of credit increased by $84,675. Equipment leases also increased $4,625,398 with a re-emphasis on that business line during the first nine months of 2000. Non-accrual loans decreased $33,848 since December 31, 1999.

                                                               SEPTEMBER 30,         DECEMBER 31,            INCREASE
                                                                   2000                 1999                (DECREASE)
-----------------------------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                                 $ 123,642,456         $ 108,847,393         $  14,795,063
Mortgage:
   Nonresidential                                                75,842,190            47,730,294            28,111,896
   Residential                                                   57,157,408            47,823,758             9,333,650
Commercial, Financial and Agricultural                           27,809,036            46,053,457           (18,244,421)
Lines of Credit                                                   5,007,392             4,922,717                84,675
Lease Financing                                                  18,025,195            13,399,797             4,625,398
Non-Accrual Loans                                                   744,113               777,961               (33,848)
-----------------------------------------------------------------------------------------------------------------------
Total Loans                                                     308,227,790           269,555,377            38,672,413
Deferred Fees                                                      (369,332)             (362,668)               (6,664)
-----------------------------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                                   $ 307,858,458         $ 269,192,709         $  38,665,749
=======================================================================================================================


A loan is considered impaired when based upon current information and events; it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At September 30, 2000, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $0 for the first nine months of 2000. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first nine months of 2000.

NON-PERFORMING ASSETS

Non-performing assets and loans 90 days past due and still accruing decreased to $1,336,710 at September 30, 2000 from $1,640,076 at December 31, 1999 due primarily to a $333,886 decrease in loans past due 90 days and still accruing and decreases in non-accrual loans and other assets held for sale of $33,848 and $11,823, respectively. Offsetting these declines was an increase in other real estate owned of $76,191.

The current quality of the loan portfolio can be demonstrated by the following table, which details total non-performing loans and past due loans:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   2000              1999
--------------------------------------------------------------------------------------------
Non-accrual Loans                                               $  744,113        $  777,961
Other Real Estate Owned                                            208,283           132,092
Other Assets Held for Sale                                         118,245           130,068
--------------------------------------------------------------------------------------------
   Total Non-Performing Assets                                   1,070,641         1,040,121
Loans 90 Days Past Due and Still Accruing                          266,069           599,955
--------------------------------------------------------------------------------------------
   Total Non-Performing Assets and Past Due Loans               $1,336,710        $1,640,076
============================================================================================

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at September 30, 2000 was $3,404,986 or 1.11% of total loans compared to $3,050,337 or 1.18% of total loans at September 30, 1999. Management anticipates that the loan losses are adequate to absorb reasonably foreseeable losses on loans.

The following is a summary of activity in the reserve for loan losses:

                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                  ---------------------------------
                                                     2000                    1999
-----------------------------------------------------------------------------------
Beginning Balance                                 $3,088,257             $2,756,502
Provision                                            675,000                630,000
Net Charge-offs                                      358,271                336,165
-----------------------------------------------------------------------------------
Ending Balance                                    $3,404,986             $3,050,337
===================================================================================

Reserve for Loan Losses to Total Loans                  1.11%                  1.18%
===================================================================================


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

The composition of the Corporation's allowance for loan losses was as follows at September 30, 2000, and 1999:

                                          September 30,
                                   2000                  1999
                                --------------------------------
Specific  reserves              $  540,018            $  619,714
Formula reserves                 2,323,124             1,980,591
Unallocated reserves               541,844               450,032
                                --------------------------------
Total                           $3,404,986            $3,050,337
                                --------------------------------


Specific reserves decreased $79,696 from September 30, 1999 to September 30, 2000 primarily due to a decrease in classified loans of $588,040. This decrease consisted of a $375,367 reduction in classified commercial loans related to two borrowing relationships and decreases in installment and personal lines of credit and mortgage loan classifications of $120,484, $30,141 and $85,566, respectively, corresponding to an improvement in shorter term delinquencies. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these credits may change in the event that there is evidence of an improvement or further deterioration in the customer's ability to satisfy contractual requirements.

The formula reserve portion of the allowance for loan losses increased $342,533 reflecting the significant growth in total commercial, residential mortgage and installment loans outstanding.

LIABILITIES

Total liabilities were $394,061,725 at September 30, 2000, an increase of $32,125,515 from December 31, 1999. The increase was largely the result of an increase in total borrowed funds of $27,604,200 and total deposits of $3,839,730. The increase in borrowed funds was primarily used to supplement funding for loan growth during the first nine months of 2000.

DEPOSITS

Total deposits increased $3,839,730 from $289,439,659 at December 31, 1999 to $293,279,389 at September 30, 2000. Contributing to the overall increase were increases in non-interest bearing demand deposits, saving deposits, and time deposits of $1,277,426, $505,448, $7,768,173, respectively, offset by decreases in interest bearing demand deposits and money market accounts of $760,024 and $4,951,293, respectively.

The composition of deposits is shown in the following table:


                                                         SEPTEMBER 30,           DECEMBER 31,              INCREASE
                                                             2000                   1999                  (DECREASE)
---------------------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                              $ 61,706,964            $ 60,429,538            $ 1,277,426
Interest Bearing Demand                                    29,020,206              29,780,230               (760,024)
Savings                                                    39,043,479              38,538,031                505,448
Money Market Account                                       57,253,767              62,205,060             (4,951,293)
Time Deposits equal to or more than $100,000               16,871,702              14,057,493              2,814,209
Time Deposits less than $100,000                           89,383,271              84,429,307              4,953,964
--------------------------------------------------------------------------------------------------------------------
Total Deposits                                           $293,279,389            $289,439,659            $ 3,839,730
====================================================================================================================


TOTAL BORROWED FUNDS

At September 30, 2000, the Corporation had total borrowed funds of $93,954,200, $16,954,200 of which will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. At September 30, 2000, total borrowed funds were comprised of $86,254,200 in advances from the Federal Home Loan Bank which are collateralized by qualifying securities and loans and $7,700,000 in federal funds purchased. Included in total FHLB advances were $77,000,000 in borrowings which are subject to restrictions or penalties related to prepayments.

SHAREHOLDERS' EQUITY

Consolidated shareholders' equity increased $1,260,661 from $30,349,262 at December 31, 1999 to $31,609,923 at September 30, 2000. This increase was the result of the retention of earnings offset by the purchase of treasury stock, payment of cash dividends to shareholders and a decline in accumulated other comprehensive income which is comprised entirely of unrealized holding gains/losses on investment securities classified as available for sale.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at September 30, 2000 was 10.58% compared to 11.28% at December 31, 1999. The Corporation's total risk-based capital ratio at September 30, 2000 was 11.90% compared to 12.71% at December 31, 1999. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of May 31, 2000. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of September 30, 2000.

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

Operating activities provided net cash of $5,167,448 during the first nine months of 2000, compared to net cash used of $1,036,023 during the first nine months of 1999. The primary source of operating cash flows for 2000 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $32,101,440 during the first nine months of 2000, compared to net cash used of $31,925,724 during the first nine months of 1999. A significant portion of borrowings was used to fund loan growth in excess of growth in retail deposit funding sources. Proceeds from sales, repayments and maturities of investment securities available for sale were reinvested primarily to fund loan growth and, to a more limited extent, reinvested in investment securities available for sale.

Financing activities provided cash of $28,875,951 and $25,318,683 for the first nine months of 2000 and 1999, respectively. A net increase in total borrowed funds and total deposits provided cash while cash was used by repayment of borrowings, the payment of cash dividends to shareholders and purchases of treasury stock.

Part II - Other Information

Items 1-3        Not applicable pursuant to the instructions to Part II

Item 4           Submission of Matters for a Vote of Security Holders -- None

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


                                                       NSD BANCORP, INC.
                                                       -----------------
                                                         (Registrant)


Dated: November 14, 2000  /s/ LLOYD G. GIBSON
                          ------------------------------------------------------
                          Lloyd G. Gibson, President and Chief Executive Officer



Dated: November 14, 2000  /s/ JAMES P. RADICK
                          ------------------------------------------------------
                          James P. Radick, Treasurer (Principal Financial and Accounting Officer)