Form 10-K
period 2000-12-31
NSD BANCORP INC
filed 2001-03-30
CIK 898624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 2000.

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period
         from                    to                        .
              ------------------    -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 29.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                                             ------------

The aggregate market value of Common Stock, $1.00 par value, held by non-affiliates of March 1, 2001, was $48,167,511.

The number of shares outstanding of the Registrant's Common Stock as of March 1, 2001 was 2,854,371.

Documents Incorporated By Reference:
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on April 24, 2001, are incorporated by reference into Part III.

                        Number of Pages in this Filing 6

                                NSD BANCORP, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2000

                                      INDEX

                                                                            Page
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

Part I

ITEM 1.  BUSINESS

NSD Bancorp, Inc. (the "Corporation") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation became a holding company upon acquiring all of the outstanding shares of NorthSide Bank through an exchange of stock on August 2, 1993. At December 31, 2000, the Corporation had total assets, deposits and shareholders' equity of $435,619,403, $307,077,815 and $33,640,586, respectively. Full-time equivalent employees of the Corporation were 139 at December 31, 2000.

The Corporation derives substantially all of it's income from banking and bank-related services provided by its wholly-owned subsidiary, NorthSide Bank (the Bank). The Bank is a state chartered bank with ten branch locations at December 31, 2000. The Corporation is subject to periodic examination and regulation by the Federal Reserve Bank. As a state chartered bank, NorthSide Bank is subject to periodic examination and regulation by the Pennsylvania Department of Banking and the FDIC. The Bank is a full-service bank offering retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, wire transfers, money orders and traveler's checks. Services to commercial customers are also offered, including real estate mortgage loans, lines of credit, inventory and accounts receivable financing and equipment leasing. NorthSide Bank operates nine automatic teller machines to provide 24 hour banking services to its customers. The Bank's deposits are derived from more than 50,000 individual and commercial accounts. There is no single depositor or group of related depositors, the loss of whom would have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries to any material extent.

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

The Bank's business is not seasonal in nature, nor does it depend on any single customer or a few customers, the loss of any one or more of which would be a materially adverse effect on its business. A further description of the Corporation's business and discussion of operations is set forth on page 9 in the Corporation's 2000 Annual Report to Shareholders included in this Form 10-K as Exhibit 13 which description is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Corporation's principal office is located at 5004 McKnight Road, Pittsburgh, Pennsylvania. The Bank's main office is located at 100 Federal Street, Pittsburgh, Pennsylvania. Including the main office, the Bank has a total of ten branch offices located as listed below. The Bank owns the four-story building located on Federal Street, and a parking lot adjacent to the building. The Bank also owns its Cranberry Township, Ross Township, Pine Creek and West View branch offices, although it leases the land on which the Pine Creek Shopping Center branch office is located. The Bank's Hampton Township, McCandless Township, Allegheny Professional Building, Duncan Manor and Pittsburgh Cultural District branch offices and the Pine Creek Shopping Center land are operated under leases that contain various renewal option periods extending through September, 2005.

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

                                    West View
                                728 Center Avenue
                               West View, PA 15229

                               McCandless Township
                         Perry Highway and Ingomar Road
                              McCandless, PA 15237

                               Cranberry Township
                          Route 19N at St. Francis Way
                               Cranberry, PA 16066

                                Hampton Township
                            Shoppers Plaza at Route 8
                                Hampton, PA 15101

                                    Ross Park
                               5004 McKnight Road
                              Pittsburgh, PA 15237

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock is traded on the NASDAQ National Market System under the symbol NSDB. The information set forth under the captions "Regulatory Restrictions" and "Sales Price and Cash Dividends per Share" on pages 20 and 40, respectively, of the 2000 Annual Report is incorporated herein by reference. As of March 13, 2001, the Corporation had 402 shareholders of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference is the information presented on pages 26 and 29 of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference is the information presented on pages 28 to 43 of the 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Incorporated by reference to the information presented on pages 41 to 42 of the 2000 Annual Report attached as Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference is the information presented on pages 4 to 26 of the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference is the information presented on pages 3,4 and 5 of the Proxy Statement for the Annual Shareholders Meeting to be held April 24, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information presented on pages 5, 6 ,7 and 8 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 24, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information presented on pages 3, 9, 11 and 12 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 24, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information presented on page 8 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 24, 2001.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED:
The consolidated financial statements and report of the Registrant's independent accountant thereon are incorporated by reference to the pages indicated in the said Annual Report.

CONSOLIDATED FINANCIAL STATEMENTS:
NSD Bancorp, Inc. and Subsidiary
         Consolidated Balance Sheets,  page 4
         Consolidated Statements of Income,  page 5
         Consolidated Statements of Cash Flows,  page 6
         Consolidated Statements of Comprehensive Income, page 7
         Consolidated Statements of Changes in Shareholders' Equity, page 8 Notes to Consolidated Financial Statements, pages 9-25 Independent Auditor's Report, page 27

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
Schedules normally required on Form 10-K are omitted since the required information is either not applicable, not deemed material or is shown in the respective consolidated financial statements or in the notes thereto.

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

   11. Statement re: Computation of Earnings Per Share (incorporated by reference to p. 11 of 2000 Annual Report, attached as Exhibit 13, hereto.)

   13.         2000 Annual Report to Shareholders is presented within.

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

                                                    NSD BANCORP, INC.
                                                    ----------------
                                                      (Registrant)

Dated:   March 27, 2001                             By   /S/  Lloyd G. Gibson
                                                        -----------------------
                                                        Lloyd G. Gibson
                                                        President and Chief
                                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000:

/S/ Lawrence R. Gaus             Lawrence R. Gaus, Chairman of the
----------------------------     Board, Director

/S/ Lloyd G. Gibson              Lloyd G. Gibson, President and Chief Executive
----------------------------     Officer, Director (Principal Executive
                                 Officer)

/S/ James P. Radick              James P. Radick, Treasurer
----------------------------     (Principal Financial and Accounting Officer)

/S/ William R. Baierl            William R. Baierl, Director
----------------------------

/S/ Grant A. Colton Jr.          Grant A. Colton, Jr., Director
----------------------------

/S/ Nicholas C. Geanopulos       Nicholas C. Geanopulos, Director
----------------------------

/S/ Gus P. Georgiadis            Gus P. Georgiadis, Director
----------------------------

/S/ Charles S. Lenzner           Charles S. Lenzner, Director
----------------------------

/S/ Kenneth L. Rall              Kenneth L. Rall, Director
----------------------------

/S/ Arthur J. Rooney II          Arthur J. Rooney, II, Director
----------------------------