Form 10-Q
period 2001-03-31
NSD BANCORP INC
filed 2001-05-15
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

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

                                YES __X__    NO ____

The number of shares outstanding of the Registrant's common stock as of May 1, 2001 was:

          Common Stock, $1.00 par value - 2,992,417 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2000

                                      INDEX

                                                                     Page
                                                                     ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets March 31, 2001
         and December 31, 2000                                        3

         Consolidated Statements of  Income For the Three
         Months Ended March 31, 2001 and 2000

         Consolidated Statements of Cash Flows For the Three          4
         Months Ended March 31, 2001 and 2000

         Consolidated Statements of Comprehensive Income For          5
         the Three Months Ended March 31, 2001 and 2000               6

         Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8

Part II. Other Information                                           16

Item 6.  Exhibits and Reports on Form 8K                             17

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                             MARCH 31,               DECEMBER 31,
                                                                                               2001                     2000
ASSETS
Cash and Due From Banks                                                                    $  16,549,542           $  14,727,012
Federal Funds Sold                                                                             9,300,000               7,500,000
Investment Securities Available for Sale at Market Value (Amortized Cost of
$106,879,381 at March 31, 2001 and $97,347,217 at December 31, 2000)                         108,666,265              97,347,209
Loans Held for Sale                                                                            3,316,681               1,326,432
Loans, Net of Deferred Fees                                                                  301,747,647             304,189,319
Unearned Income                                                                               (2,501,053)             (2,690,909)
Reserve for Loan Losses                                                                       (3,480,703)             (3,364,704)
----------------------------------------------------------------------------------------------------------------------------------
     Loans, Net                                                                              295,765,891             298,133,706
Premises and Equipment, Net                                                                    2,408,396               2,489,174
Accrued Interest Receivable                                                                    2,292,836               2,504,766
Other Real Estate Owned and Assets Held for Sale                                                 427,042                 341,390
Other Assets                                                                                  11,029,370              11,249,714
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $ 449,756,023           $ 435,619,403
==================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest Bearing                                                                    $  62,770,748           $  66,075,088
    Interest Bearing                                                                         250,453,044             241,002,727
----------------------------------------------------------------------------------------------------------------------------------
   Total Deposits                                                                            313,223,792             307,077,815
Advances from Federal Home Loan Bank and Other Borrowings                                     94,000,000              87,000,000
----------------------------------------------------------------------------------------------------------------------------------
   Total Borrowed Funds                                                                       94,000,000              87,000,000
Accrued Interest Payable                                                                       5,617,374               5,851,977
Other Liabilities                                                                              1,493,138               2,049,025
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                            414,334,304             401,978,817
Common Stock $1 Par Value; 10,000 shares authorized, 3,167,764 issued and
2,995,725 outstanding at March 31, 2001 and 3,167,764 issued and 3,001,197
outstanding at December 31, 2000                                                               3,167,764               3,016,918
Treasury Stock at cost, 172,039 shares at March 31, 2001 and 166,567
shares at December 31, 2000                                                                   (3,023,817)             (2,935,067)
Capital Surplus                                                                               15,744,863              15,744,863
Accumulated Other Comprehensive Income                                                         1,179,344                   3,827
Retained Earnings                                                                             18,353,565              17,810,045
----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                    35,421,719              33,640,586
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 449,756,023           $ 435,619,403
==================================================================================================================================


See notes to consolidated financial statements.

                                NSD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            ------------------------------------
                                                                 2001                2000
------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                         $6,197,791          $5,427,502
Investment Securities
     Taxable                                                   1,437,327           1,609,700
     Tax-Exempt                                                   78,775              53,357
     Dividends                                                    99,603              78,475
Interest Bearing Deposits                                          4,352               2,672
Federal Funds Sold                                               146,263               3,554
------------------------------------------------------------------------------------------------
     Total Interest Income                                     7,964,111           7,175,260

INTEREST EXPENSE
Deposits                                                       2,723,386           2,308,132
Federal Funds Purchased                                               --              41,289
FHLB Advances and Other Borrowings                             1,307,972             909,970
------------------------------------------------------------------------------------------------
Total Interest Expense                                         4,031,358           3,259,391
Net Interest Income                                            3,932,753           3,915,869
Provision for Loan Losses                                        225,000             225,000
------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses            3,707,753           3,690,869

OTHER INCOME
Net Investment Securities Gains                                   36,002                 793
Service Fees                                                     286,251             197,963
Other Operating Income                                           376,246             259,292
------------------------------------------------------------------------------------------------
Total Other Income                                               698,499             458,048

OTHER EXPENSES
Salaries and Employee Benefits                                 1,201,407           1,149,635
Occupancy Expense                                                194,836             202,698
Equipment and Supplies                                           304,531             308,625
Data Processing                                                  190,001             176,659
FDIC Insurance                                                    14,013              14,850
Advertising                                                       78,262              29,703
Other Operating Expenses                                         565,865             553,412
------------------------------------------------------------------------------------------------
Total Other Expenses                                           2,548,915           2,435,582

Income Before Income Taxes                                     1,857,337           1,713,335

Provision for Income Taxes                                       622,117             581,000
------------------------------------------------------------------------------------------------

NET INCOME                                                    $1,235,220          $1,132,335
================================================================================================

NET INCOME PER COMMON SHARE

Net Income - Basic                                            $      .41          $      .37
Net Income - Diluted                                          $      .41          $      .37
Common Dividends Declared and Paid Per Share                  $      .18          $      .17
Weighted Average Shares Outstanding - Basic                    2,996,845           3,073,579
Weighted Average Shares Outstanding - Diluted                  3,013,528           3,093,138




See notes to consolidated financial statements.

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                    FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     2001                  2000
----------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                      $  1,235,220           $  1,132,335
Adjustments to Net Income:
   Provision for Loan Losses                                                         225,000                225,000
   (Gain) Loss on Sale of Investment Securities Available for Sale                   (36,001)                   793
   Loss (Gain) on Sale of Other Assets                                                16,221                 (6,584)
   Loss on Disposition of Premises and Equipment                                       4,265                  1,908
   Depreciation and Amortization                                                     174,185                183,483
   Net Premium Amortization                                                           39,938                  7,809
   Decrease in Accrued Interest Receivable                                           220,222                 30,230
   (Decrease) Increase in Accrued Interest Payable                                  (242,895)               315,850
   Increase in Other Assets                                                         (347,336)              (239,297)
   Deferred Loan Fees, Net                                                             9,466                 28,566
   (Decrease) Increase in Other Liabilities                                         (658,995)               477,140
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                            639,290              2,155,647
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Investment Securities Available for Sale                 11,208,946                321,035
   Available for Sale                                                              7,872,534                962,455
   Purchases of Investment Securities Available for Sale                         (28,599,923)            (2,713,521)
   Proceeds from Sales of Other Real Estate Owned                                     57,774                 63,676
   Net Increase in Loans                                                             (16,547)            (8,179,190)
   Dispositions of Premises and Equipment, Net                                       (53,522)                 1,304
----------------------------------------------------------------------------------------------------------------------
Net Cash Used  by Investing Activities                                            (9,530,738)            (9,544,241)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Demand and Savings Accounts                                     5,097,833             10,376,820
   Net Increase in Certificates of Deposit                                         1,047,496              3,977,879
   Decrease in Federal Funds Purchased                                              (700,000)
   Proceeds from Federal Home Loan Bank Advances and Other  Borrowings             7,000,000             20,000,000
   Repayment of Federal Home Loan Bank Advances and Other Borrowings                      --            (21,100,000)
   Treasury Stock Purchased                                                          (88,750)                (8,095)
   Cash Dividends Paid                                                              (542,601)              (546,104)
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                         12,513,978             12,000,500
----------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                              3,622,530              4,611,906
Cash and Cash Equivalents at Beginning of Period                                  22,227,012             13,921,122
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $ 25,849,542           $ 18,533,028
======================================================================================================================



See notes to consolidated financial statements.

                                NSD BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                              For the Three Months Ended March 31,
                                                                              ------------------------------------
                                                                                   2001                  2000
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $1,235,220           $1,132,335
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period                       1,822,893             (499,603)
Less: reclassification adjustment for gain realized in net income                    36,001                  793
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                     1,786,892             (500,396)
-------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income                                                        1,786,892             (500,396)
Tax Expense (Benefit) at 34%                                                        607,543             (170,135)
-------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Net of Tax                                            1,179,349             (330,261)
-------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                       $2,414,569           $  802,074
===================================================================================================================

                                NSD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements of NSD Bancorp, Inc. (the "Corporation") include the accounts of the Corporation and wholly owned subsidiary, NorthSide Bank, a community bank operating ten branch offices located in Western Pennsylvania, and NorthSide Bank's wholly owned subsidiary, NSB Financial Services, LLC. Material intercompany accounts and transactions have been eliminated.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It applies to all entities and requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, the change in fair value is reflected in the income statement or as an element of other comprehensive income. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133, and along with SFAS No. 133, is effective for fiscal year 2001. The Corporation adopted SFAS 133 and 138, effective January 1, 2001. The adoption of this statement did not have a material impact on the Corporation's financial condition or results of operations.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" issued in June 1996 and revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The adoption of SFAS No. 140 did not have a material impact on the Corporation's financial condition or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2001 was $1,235,220 an increase of $102,885 from $1,132,335 for the three months ended March 31, 2000. Contributing to the increase were increases in other operating income of $116,954 and net interest income of $16,884 and slight decreases in occupancy, equipment supplies and FDIC insurance. Offsetting these increases to net income were increases in salaries and employee benefits, data processing, advertising, other operating expenses and provision for income taxes of $51,772, $13,342, $48,559, $12,453 and $41,117, respectively, for the three months ended March 31, 2001 compared to the same period in 2000. The Corporation's annualized return on average assets (ROA) for the first three months of 2001 was 1.14% compared to 1.15% for the first three months of 2000. This decrease reflects the impact of significant growth in average assets and compression in the net interest margin. Annualized return on average equity (ROE) was 14.67% for the first quarter of 2001 compared to 15.13% for the same period in 2000. This decrease is largely due to a higher equity-to-assets ratio resulting from a significant positive change in unrealized gains (losses) during the second quarter of 2000 and continuing through the first quarter of 2001, and to a lesser extent, the repurchase of common shares into treasury.

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

Total tax-equivalent interest income increased $753,115 during the three months ended March 31, 2001 as compared to the same period in 2000 as the result of a $39,548,420 increase in average earning assets combined with an increase in the yield on average earning assets to 7.86% at March 31, 2001 from 7.81% at March 31, 2000. The increase in average assets was comprised of an increase in average loans of $32,254,776 and a $10,418,303 increase in average federal funds sold. Average investment securities outstanding declined by $3,025,704 for the first three months of 2001 as compared to the same period in 2000.

Total interest expense increased $771,967 during the three months ended March 31, 2001 compared to the same period in 2000 as the result of a $34,965,649 increase in average interest bearing liabilities along with an increase in the average cost of such funds to 4.87% at March 31, 2001 from 4.36% at March 31, 2000. The increase in average interest bearing liabilities was comprised of increases in average interest bearing deposits and FHLB advances of $12,753,500 and $25,061,600, respectively, offset by a $2,849,451 decline in average federal funds purchased balances.

The Corporation's year-to-date net interest margin decreased from 4.31% as of March 31, 2000 to 3.91% as of March 31, 2001, due to an increase in the average cost of funds primarily resulting from higher wholesale borrowing costs, partially offset by the increase in the average yield on earning assets.

PROVISIONS FOR LOAN LOSSES

The Corporation recorded a $225,000 provision for loan losses for the three months ended March 31, 2001, compared with a $225,000 provision for the same period in 2000. Provisions for loan losses are charged to income to maintain the reserve for loan losses at a level that management considers appropriate based on the factors discussed below in the "Reserve for Loan Losses" section.

The provision for loan losses for the three months ended March 31, 2001, compared to the first quarter 2000 provision was affected by the following factors:

   o Total non-performing assets and loans past due 90 days as of March 31, 2001 were $1,421,392 increasing only $61,557 compared to March 31, 2000, despite a $24,134,355 increase in total loans outstanding over the same period. The result was an improvement in the ratio of reserve for loan losses to non-performing assets and past due loans from 214.36% at March 31, 2000, to 244.88% at March 31, 2001.

   o The continued improvement in net loan loss experience in relation to average loans outstanding, which further supported the use of existing individual loan portfolio loss factor assignments in calculating required formula reserves.

   o The Corporation's consistent application of strict standards to the definitions of potential and well-defined weaknesses in the loan portfolio and the ongoing loan review process, which resulted in only a $92,106 increase in loans classified as substandard, doubtful or loss.

   o The continued improvement in total loan delinquencies in relation to total loans outstanding despite relatively consistent, significant historical loan growth patterns suggesting the improvement in overall credit quality of the loan portfolio.

OTHER INCOME

Other income increased $240,451 to $698,499 for the three months ended March 31, 2001 from $458,048 for the three months ended March 31, 2000. Sales and calls of investment securities available for sale during the first quarter of 2001 resulted in net gains of $36,002 compared to a $793 loss for the same period in 2000. Service fees increased to $286,251 for the first three months of 2001, from $197,963 for the same period in 2000 principally due to $61,398 more in NSF charges collected in 2001 and also due to increases in checking account fees and savings account service charges of $11,402 and $12,632, respectively. Other operating income increased to $376,246 for the three months ended March 31, 2001. Contributing to this improvement was $72,330 in income generated from bank owned life insurance which was purchased in December 2000. Higher average outstanding accounts receivable balances, purchased through NorthSide Bank's Cashflow Maximizer program, resulted in additional revenue of $36,187 while title insurance premiums and ATM fees contributed $14,459 and 19,783, respectively, in additional first quarter 2001 income compared to the same period in 2000. Offsetting these increases was a $25,162 increase in net losses recognized on the sale of other assets held for sale during the first quarter of 2001 compared to the first quarter of 2000.

OTHER EXPENSES

Total other expenses for the first quarter of 2001 increased $113,333 to $2,548,915 from $2,435,582 for the same period in 2000. Salaries and employee benefits increased $51,772 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased medical insurance costs to the Corporation. Occupancy expense decreased $7,862 combined with $4,094 and $837 decreases in equipment and supplies and FDIC expenses, respectively. The $13,342 increase in data processing was due almost entirely to expenses incurred related to increased automated teller machine transaction volume. Advertising expense increased $48,559 corresponding to the Bank's emphasis on promoting its new savings account product during the first quarter of 2001. Contributing to the $12,453 increase in other operating expenses was a $41,391 increase in asset recovery expenses related to unforeseen costs associated with maintaining and preparing certain other real estate owned for disposition. This increase was offset by $10,650 in lower financial services expense in the first quarter of 2001 as compared to the same period in 2000 when expenses were incurred to contract for a professional market study. Also contributing to the decrease in other operating expense was a $14,896 decrease in losses associated with check and other transaction processing compared to the first quarter of 2000.

INCOME TAXES

The Corporation recorded an income tax provision of $622,117 for the three months ended March 31, 2001 compared to $581,000 for the three months ended March 31, 2000. The increase in tax expense was primarily the result of higher pre-tax earnings. The effective tax rates for the first quarters of 2001 and 2000 were 33.5% and 33.9%, respectively. The decrease in effective tax rate is due mainly to the relative increase in income earned on tax-exempt earning assets.

FINANCIAL CONDITION

The Corporation's total assets increased $14,136,620 from $435,619,403 at December 31, 2000 to $449,756,023 at March 31, 2001. Securities available for sale increased $11,319,056. There were no securities classified as held to maturity during the first quarter of 2001. Loans available for sale increased to $3,316,681 at March 31, 2001 from $1,326,432 at December 31, 2000 due to an increase in SBA loans outstanding. Loans available for sale at March 31, 2001 and December 31, 2000 were entirely comprised of Small Business Administration
(SBA) loans. Net loans decreased $2,367,815 to $295,765,891 at March 31, 2001 from $298,133,706 at December 31, 2000.

INVESTMENT SECURITIES

Investment securities available for sale increased $11,319,056 during the first three months of 2001. Increases in mortgage-backed securities, obligations of state and political subdivisions, corporate bonds and marketable equity securities of $8,883,778, $3,898,427, $1,939,796 and $311,953, respectively, were due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a $1,786,892 improvement in net, unrealized gains (losses) on investment securities available for sale principally due to a significant positive shift in market pricing during the second half of 2000 which continued to impact portfolio valuations during the first quarter of 2001. There were no investment securities classified as held to maturity during the first quarter of 2000. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. Marketable equity securities increased $311,953 during the first three months of 2001 almost entirely due to an increase in the level of FHLB stock, combined with the general improvement in the valuation of other bank stocks in the portfolio.

A summary of investment securities available for sale is as follows:


                                                                               MARCH 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                               GROSS UNREALIZED
                                                                                    HOLDING
                                                       AMORTIZED          --------------------------
                                                          COST               GAINS           LOSSES         FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                              $  3,705,789        $   12,537        $     --       $  3,718,326
U.S. Government Agencies                                25,588,299            88,621           9,848         25,667,072
Mortgage-backed Securities                              55,023,376           227,412         149,421         55,101,367
Obligations of State and Political Subdivisions          8,369,479           106,390           5,458          8,470,411
Other Bonds                                              8,931,551           118,292         438,568          8,611,275
Marketable Equity Securities                             5,260,887         1,836,927              --          7,097,814
----------------------------------------------------------------------------------------------------------------------------
                                                      $106,879,381        $2,390,179        $603,295       $108,666,265
============================================================================================================================





                                                                             DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                               GROSS UNREALIZED
                                                                                    HOLDING
                                                       AMORTIZED          --------------------------
                                                          COST               GAINS           LOSSES         FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------

U.S. Treasury Securities                               $ 3,707,761        $       --        $     3,915     $ 3,703,846
U.S. Government Agencies                                29,781,606               970            386,126      29,396,450
Mortgage-backed Securities                              46,974,936            28,832            786,179      46,217,589
Obligations of State and Political Subdivisions          4,587,417            23,217             38,650       4,571,984
Other Bonds                                              7,111,810             6,919            447,250       6,671,479
Marketable Equity Securities                             5,183,687         1,609,694              7,520       6,785,861
----------------------------------------------------------------------------------------------------------------------------
                                                       $97,347,217        $1,669,632        $ 1,669,640     $97,347,209
============================================================================================================================


LOANS

Loans, net of deferred fees, decreased to $301,747,647 at March 31, 2001 from $304,189,319 at December 31, 2000. Commercial loan development efforts resulted in an increase of $3,274,277 and $759,452 in nonresidential mortgages and commercial, financial and agricultural loans, respectively, while lease financing declined by $855,937 as a result of what is considered a temporary market trend toward more traditional commercial financing. A decrease of $2,184,697 in consumer loans is primarily due to increased competition from captive companies, resulting in lower indirect automobile loan originations. Residential mortgages declined by $3,395,816 corresponding to slower general market activity while lines of credit also declined by $80,823. Nonaccrual loans increased $51,337.


                                               MARCH 31,          DECEMBER 31,           INCREASE
                                                 2001                 2000              (DECREASE)
-----------------------------------------------------------------------------------------------------
Consumer Loans to Individuals               $ 120,892,231         $ 123,076,928         $(2,184,697)
Mortgage:
   Nonresidential                              74,797,407            71,523,130           6,067,255
   Residential                                 57,612,614            61,008,430          (3,395,816)
Commercial, Financial and Agricultural         27,159,058            26,399,606             759,452
Lines of Credit                                 4,764,422             4,845,245             (80,823)
Lease Financing                                16,341,643            17,197,580            (855,937)
Nonaccrual Loans                                  572,141               520,804              51,337
-----------------------------------------------------------------------------------------------------
Total Loans                                   302,139,516           304,571,723             360,771
Deferred Fees                                    (391,869)             (382,404)             (9,465)
-----------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                 $ 301,747,647         $ 304,189,319         $   351,306
=====================================================================================================

A loan is considered impaired when based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At March 31, 2001, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. There was no average recorded investment in impaired loans for the three months ended March 31, 2001 and also for the three months ended March 31, 2000. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first three months of 2001.

NON-PERFORMING ASSETS

Non-performing assets and past due loans increased from $1,282,398 at December 31, 2000 to $1,421,392 at March 31, 2001 due to an increase of $136,991 in total non-performing assets and also a slight increase in loans 90 days past due and still accruing.

The current quality of the loan portfolio can be demonstrated by the following table which details total non-performing loans and past due loans:


                                                      MARCH 31,        DECEMBER 31,
                                                        2001              2000
--------------------------------------------------------------------------------------
Nonaccrual Loans                                     $  572,141        $  520,804
Other Real Estate Owned                                 251,600           208,283
Other Assets Held for Sale                              175,443           133,106
--------------------------------------------------------------------------------------
   Total Non-Performing Assets                          999,184           862,193
Loans 90 Days Past Due and Still Accruing               422,208           420,205
--------------------------------------------------------------------------------------
   Total Non-Performing Assets and Past Due Loans    $1,421,392        $1,282,398
======================================================================================


RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at March 31, 2001 was $3,480,703 or 1.14% of total loans compared to $3,178,874 or 1.15% of total loans at March 31, 2000. Management anticipates that the loan loss reserve is adequate to absorb reasonably foreseeable losses on loans.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:

                                                          FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2001              2000
---------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year              $3,364,704        $3,088,257
Charge-Offs:
   Commercial, Financial, and Agricultural Loans              22,029                --
   Real Estate Mortgage Loans                                     --                --
   Installment Loans                                          94,523           122,178
   Lease Financing                                                --            16,209
---------------------------------------------------------------------------------------
Total Charge-Offs                                            116,552           138,387
Recoveries:
   Commercial, Financial, and Agricultural Loans                  --                --
   Real Estate Mortgage Loans                                     --                --
   Installment Loans                                           7,551             3,404
   Lease Financing                                                --               600
---------------------------------------------------------------------------------------
Total Recoveries                                               7,551             4,004
---------------------------------------------------------------------------------------
Net Charge-Offs                                              109,001           134,383
Provisions for Loan Losses                                   225,000           225,000
---------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Quarter                 $3,480,703        $3,178,874
=======================================================================================

The Corporation's policies provide for loan loss reserves to adequately protect against potential unidentified and/or identified loan losses consistent with sound and prudent banking practice. These policies consider historical data of actual losses and loans classified by specific loan credit evaluation. They also consider loan delinquency and economic conditions.

The Corporation follows a loan review program to evaluate the credit risk in its loan portfolio for substantially all loans greater than $50,000. Through the loan review process, the Corporation maintains a classified account list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the asset. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require charge-off if immediately liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent or on nonaccrual status. As of March 31, 2001, substandard loans totaled $957,790 and doubtful loans totaled $715,619. All substandard and doubtful loans were designated as delinquent or nonaccrual as of March 31, 2001.

In addition to its classified account list and delinquency list of loans, the Corporation maintains a separate "watch list," which further aids the corporation in monitoring its loan portfolio. Watch list loans show warning elements where the present status portrays one or more deficiencies requiring attention in the short run, or pertinent ratios of the loan account have weakened to a point that more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Corporation reviews these loans while assessing the adequacy of the reserve for loan losses.

The Corporation establishes specific reserves for potential problem loans as determined by its loan review program described above. The specific reserves on these loans are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" taking into account the credit's current operating status, pledged collateral and plans of action for resolving any deficiencies. The specific reserves are usually only considered for the Corporation's commercial loan portfolio.

The Corporation maintains formula reserves for all loans not considered by the specific reserve method. Formula reserves are calculated for each pool of homogeneous loans based on a loan's risk rating, delinquency status and the historical charge-off experience pertaining to each loan type. The loss factors used in calculating formula reserves for substandard, doubtful and loss credits are based upon management's judgment of inherent risks associated within these loan classifications. Formula reserves, relative to loan delinquency status, are based on the type of loan and delinquency aging and are determined by management's judgment of the inherent risk of loss from these delinquency categories. The Corporation also establishes formula reserves for all loan types by applying a factor based on corresponding charge-off percentages for each homogeneous pool of loans.

These formula reserves are based on the Corporation's historical charge-off experience. If current charge-off levels deviate from the Corporation's historical experience, the deviation will be reflected in the Corporation's ongoing formula reserves and will adjust the allowance for loan losses accordingly. The Corporation maintains an unallocated reserve taking into consideration the following factors:

   o General local and national economic and business conditions affecting key loan portfolios,

   o Credit quality trends (including current and expected trends in non-performing loans under existing conditions),

   o  Collateral values,

   o  Seasoning of the loan portfolio,

   o  Specific industry conditions within portfolio segments,

   o  Duration of the current business cycle,

   o  Delinquency and nonaccrual trends,

   o  Recent loss experience in particular segments of the portfolio,

   o  Changes in lending and collection practices,

   o  Trends in volume and terms of loans,

   o Other external factors that could affect the ability of the Corporation's customers to repay their obligations.

Management reviews these conditions to determine if any of these conditions is evidenced by a specifically identified problem credit or portfolio segment. Management's estimate of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the potential risk concerning this condition is reflected in the unallocated reserve.

The composition of the Corporation's reserve for loan losses is as follows at March 31, 2001 and 2000:

                                             March 31,
                                  -------------------------------
                                        2001             2000
          -------------------------------------------------------

          Specific Reserves          $  560,950       $  481,481

          Formula Reserves            2,296,550        2,116,865

          Unallocated Reserves          623,203          580,528
          -------------------------------------------------------
                   Total             $3,480,703       $3,178,874
          =======================================================

The Corporation made no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the reserve for loan losses. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, have affected the assessment of the unallocated allowance. Estimation risk, which continues to be present in the allowance for loan losses, is included as part of attributed factors within the unallocated reserve for loan losses.

Specific reserves increased $79,469 from $481,481 at March 31, 2000, to $560,950 at March 31, 2001, largely due to a $191,682 increase in loans classified as doubtful partially offset by a $104,004 decrease in substandard. At March 31, 2001, total classified loans were $1,684,991 compared to $1,592,885 at March 31, 2000. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these loans may change in the event that there is evidence of an improvement or further deterioration in a customer's ability to satisfy contractual requirements.

The formula reserve portion of the reserve for loan losses increased $179,685 to $2,296,550 at March 31, 2001, from $2,116,865 at March 31, 2000, corresponding to the overall increase in loans outstanding and most notable, increases in commercial and installment loans.

At March 31, 2001, the unallocated reserve portion of the reserve for loan losses increased slightly to $623,203 from $580,528 corresponding to a $26,927,333 increase in loans, net of deferred fees. There has been an overall improvement in loan delinquencies and historical loss experience since March 31, 2000. However, management feels that heightened market uncertainty and the expected slowing of growth in the local and national economy are such that recent historical delinquency and loss experience have the potential to be more significantly impacted in the relative near term. New loan volumes and loan terms appear consistent with historical trends with regard to credit quality and proportionate composition. In evaluating the appropriateness of the unallocated reserve, we considered the following factors:

   o Specific and inherent loss estimates, which are periodically adjusted based upon the most recent available information. There is, however, a possibility that the amount of actual losses may vary for estimated amounts. Consequently, estimation risk is present and should be provided for in assessing the appropriateness of the reserve for loan losses.

   o The adverse effects of changes in the current economic and interest rate environment on those borrowers who have a more leveraged financial profile,

   o The adverse effects of projected slowing trends, by certain external parties, on automobile manufacturers and the impact on consumer demand and consumption,

   o The adverse effects of rising fuel prices on borrowers, especially those in or associated with the utilities and manufacturing industries.

LIABILITIES

Total liabilities were $414,334,304 at March 31, 2001, an increase of $12,355,487 from December 31, 2000. Contributing to the overall increase were increases in total borrowed funds and total deposits of $7,000,000 and $6,145,976, respectively. These increases were offset by decreases in other liabilities and accrued interest payable of $555,887 and $234,603, respectively.

DEPOSITS

Total deposits increased $6,145,977 from $307,077,815 at December 31, 2000 to $313,223,792 at March 31, 2001. Contributing to the overall increase were increases in interest bearing demand deposits, savings, money market deposits, time deposits over $100,000 and other time deposits of $680,213, $5,999,809, $1,722,800, $434,619, $612,876, respectively. These increases were offset by a decrease in non-interest bearing demand deposits of $3,304,340.

The composition of deposits is shown in the following table:


                                                  MARCH 31,        DECEMBER 31,        INCREASE
                                                    2000              1999             (DECREASE)
---------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                     $ 62,770,748      $ 66,075,088       $(3,304,340)
Interest Bearing Demand                           30,529,533        29,849,320           680,213
Savings                                           53,813,999        47,814,190         5,999,809
Money Market Account                              57,208,142        55,485,342         1,722,800
Time Deposits equal to or more than $100,000      17,556,658        17,122,039           434,619
Time Deposits less than $100,000                  91,344,712        90,731,836           612,876
---------------------------------------------------------------------------------------------------
Total Deposits                                  $313,223,792      $307,077,815       $ 6,145,977
===================================================================================================


TOTAL BORROWED FUNDS

At March 31, 2001, the Corporation had total borrowed funds of $94,000,000. There are no advances that will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. All such advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

SHAREHOLDER'S EQUITY

Consolidated shareholders' equity increased $1,781,133 from $33,640,586 at December 31, 2000 to $35,421,719 at March 31, 2001. This increase was the result of the retention of earnings and an increase in accumulated other comprehensive income, offset by the purchase of treasury stock and payment of cash dividends to shareholders. Accumulated other comprehensive income is comprised entirely of unrealized holding gains/losses on investment securities.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at March 31, 2001 was 10.62% compared to 10.63% at December 31, 2000. The Corporation's total risk-based capital ratio at March 31, 2000 was 11.92% compared to 11.93% at December 31, 1999. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At December 31, 2000, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in an estimated positive impact of approximately 1.7% or approximately $305,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in a decrease in projected net interest income of 1.4% or approximately $253,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at December 31, 2000. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of December 31, 2000. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of March 31, 2001.

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

Operating activities provided net cash of $639,290 during the first three months of 2001, compared to net cash provided of $2,155,647 during the first three months of 2000. The primary source of operating cash flows for 2001 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $9,530,738 during the first three months of 2001, compared to using cash of $9,544,241 during the first three months of 2000. Growth in retail deposits outstanding and an increase in wholesale borrowings were used to fund increases in the loan and investment security portfolios. Proceeds from sales, repayments and maturities of investment securities available for sale and held to maturity were reinvested primarily in investment securities available for sale.

Financing activities provided cash of $12,513,978 and $12,000,500 for the first three months of 2001 and 2000, respectively. A net increase in total deposits and total borrowed funds provided cash while cash was used by the repayment of borrowings, the payment of cash dividends to shareholders and purchases of treasury stock.

Part II - Other Information

Items 1-3         Not applicable pursuant to the instructions to Part II

Item 4            Submission of Matters for a Vote of Security Holders

                  At an annual meeting of shareholders of the Corporation was held on April 24, 2001, for the purpose of (a) electing 5 directors, (b) ratifying the appointment of Deloitte & Touche, L.L.P., Certified Public Accountants, as the independent auditors and accountants for the Corporation.

            (a) All 4 nominees were elected and the votes for and against/withheld were as follows:

                  NOMINEE                       FOR         AGAINST
                  William R. Baierl          2,566,958        612
                  Grant A. Colton, Jr.       2,566,958        612
                  L.R. Gaus                  2,567,057        513
                  Arthur J. Rooney, II       2,567,057        513


            (b) The appointment of Deloitte & Touche, L.L.P., as independent auditors and accountants was ratified with a vote of 2,577,571 for and 9,999 against/withheld or abstaining.

                  With respect to the above matters, each holder of the Corporation's common stock was entitled to one vote per share. The number of shares of common stock outstanding and entitled to vote as of March 13, 2001, the record date, was 2,855,796.

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


                                                      NSD BANCORP, INC.
                                                      -----------------
                                                         (Registrant)

Dated: May 12, 2000             /s/ Lloyd G. Gibson
                                ------------------------------------------------
                                Lloyd G. Gibson,
                                President and Chief Executive Officer



Dated: May 12, 2000             /s/ James P. Radick
                                ------------------------------------------------
                                James P. Radick,
                                Treasurer (Principal Financial and Accounting
                                Officer)