Form 10-Q
period 2001-06-30
NSD BANCORP INC
filed 2001-08-14
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

                                            YES _X_    NO ___


The number of shares outstanding of the Registrant's common stock as of July 31, 2001 was:

          Common Stock, $1.00 par value - 2,966,235 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10Q

                       For the Quarter Ended June 30, 2001

                                      INDEX

                                                                           Page
                                                                           ----

Part I.      Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 2001
             and December 31, 2000                                           3

             Consolidated Statements of  Income For the Three and Six
             Months Ended June 30, 2001 and 2000                             4

             Consolidated Statements of Cash Flows For the Six
             Months Ended June 30, 2001 and 2000                             5

             Consolidated Statements of  Comprehensive Income
              For the Three and Six Months Ended June 30,
              2001 and 2000                                                  6

             Notes to Consolidated Financial Statements                      7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

Part II.     Other Information                                              17

Item 6.      Exhibits and Reports on Form 8K                                18

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        JUNE 30,                   DECEMBER 31,
                                                                                          2001                         2000
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                                               $ 16,495,473                 $ 14,727,012
Federal Funds Sold                                                                       7,400,000                    7,500,000
Investment Securities Available for Sale at Market Value (Amortized Cost of
$105,038,930 at June 30, 2001 and $97,347,217 at December 31, 2000)                    106,814,806                   97,347,209
Loans Held for Sale                                                                      4,056,303                    1,326,432
Loans, Net of Deferred Fees                                                            312,440,223                  304,189,319
Unearned Income                                                                         (2,047,497)                  (2,690,909)
Reserve for Loan Losses                                                                 (3,633,149)                  (3,364,704)
--------------------------------------------------------------------------------------------------------------------------------
     Loans, Net                                                                        306,759,577                  298,133,706
Premises and Equipment, Net                                                              2,286,181                    2,489,174
Accrued Interest Receivable                                                              2,398,244                    2,504,766
Other Real Estate Owned and Assets Held for Sale                                           409,655                      341,390
Other Assets                                                                            11,695,891                   11,249,714
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $458,316,130                 $435,619,403
================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-Interest Bearing                                                              $ 66,344,682                 $ 66,075,088
    Interest Bearing                                                                   252,561,649                  241,002,727
--------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                     318,906,331                  307,077,815
Advances from Federal Home Loan Bank and Other Borrowings                               94,000,000                   87,000,000
--------------------------------------------------------------------------------------------------------------------------------
    Total Borrowed Funds                                                                94,000,000                   87,000,000
Accrued Interest Payable                                                                 5,744,785                    5,851,977
Other Liabilities                                                                        4,088,669                    2,049,025
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                      422,739,785                  401,978,817
Common Stock $1 Par Value; 10,000,000 shares authorized, 3,158,757 issued
and 2,967,235 outstanding at June 30, 2001 and 3,016,918 issued and 2,858,971            3,158,757                    3,016,918
outstanding at December 31, 2000
Treasury Stock at cost, 191,522 shares at June 30, 2001 and 166,567 shares at
December 31, 2000                                                                       (3,519,047)                  (2,935,067)
Capital Surplus                                                                         18,085,206                   15,744,863
Accumulated Other Comprehensive Income                                                   1,172,080                        3,827
Retained Earnings                                                                       16,679,349                   17,810,045
--------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                              35,576,345                   33,640,586
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $458,316,130                 $435,619,403
================================================================================================================================

See notes to consolidated financial statements

                                NSD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED JUNE 30,        FOR THE THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------------        -----------------------------------
                                                           2001               2000                2001                    2000
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                   $12,455,403        $11,134,859          $6,257,612             $5,707,357
Investment Securities
     Taxable                                              2,825,162          3,218,732           1,387,835              1,609,032
     Tax-Exempt                                             195,250            107,009             116,475                 53,652
     Dividends                                              192,843            164,776              93,240                 86,301
Interest Bearing Deposits                                    29,349              8,026              24,997                  5,354
Federal Funds Sold                                          260,756              8,893             114,493                  5,339
----------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income                               15,958,763         14,642,295           7,994,652              7,467,035

INTEREST EXPENSE
Deposits                                                  5,385,328          4,709,773           2,661,942              2,401,641
Federal Funds Purchased                                          --             95,053                  --                 53,764
FHLB Advances and Other Borrowings                        2,666,646          1,968,917           1,358,674              1,058,947
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                    8,051,974          6,773,743           4,020,616              3,514,352
Net Interest Income                                       7,906,789          7,868,552           3,974,036              3,952,683
Provision for Loan Losses                                   450,000            450,000             225,000                225,000
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for
  Loan Losses                                             7,456,789          7,418,552           3,749,036              3,727,683

OTHER INCOME
Net Investment Securities Gains                              47,169                818              11,167                     25
Service Fees                                                580,326            408,255             294,075                210,292
Other Operating Income                                      737,038            478,376             360,792                219,084
----------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                        1,364,533            887,449             666,034                429,401

OTHER EXPENSES
Salaries and Employee Benefits                            2,414,359          2,270,107           1,212,952              1,120,472
Occupancy Expense                                           466,441            467,110             236,318                245,034
Equipment and Supplies                                      564,289            546,758             295,045                257,511
Data Processing                                             386,971            357,703             196,970                181,044
FDIC Insurance                                               28,512             29,522              14,499                 14,672
Advertising                                                 156,039            122,972              77,777                 93,269
Other Operating Expenses                                  1,196,123          1,075,188             630,258                521,776
----------------------------------------------------------------------------------------------------------------------------------
Total Other Expenses                                      5,212,734          4,869,360           2,663,819              2,433,778

Income Before Income Taxes                                3,608,588          3,436,641           1,751,251              1,723,306
Provision for Income Taxes                                1,148,117          1,139,000             526,000                558,000
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                               $2,460,471         $2,297,641          $1,225,251             $1,165,306
==================================================================================================================================


NET INCOME PER COMMON SHARE

Net Income - Basic                                            $0.82              $0.75               $0.41                  $0.38
Net Income - Diluted                                          $0.82              $0.74               $0.41                  $0.38
Common Dividends Declared and Paid Per Share                  $0.37              $0.36               $0.19                  $0.18
Weighted Average Shares Outstanding - Basic               2,983,990          3,066,737           2,971,790              3,059,895
Weighted Average Shares Outstanding - Diluted             3,002,688          3,081,805           2,993,296              3,070,464




See notes to consolidated financial statements

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                                 FOR THE SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                 2001                 2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                                  $   2,460,471        $  2,297,641
Adjustments to Net Income:
   Provision for Loan Losses                                                                      450,000             450,000
   Gain on Sale of Investment Securities Available for Sale                                       (47,169)               (818)
   Loss (Gain) on Sale of Other Assets                                                              2,917              (1,830)
   Loss on Disposition of Premises and Equipment                                                    4,266               2,070
   Depreciation and Amortization                                                                  349,179             362,369
   Net Premium Amortization                                                                       102,361              17,259
   Decrease (Increase) in Accrued Interest Receivable                                             106,522            (140,109)
   (Increase) Decrease in Accrued Interest Payable                                               (107,192)            461,708
   Increase in Other Assets                                                                    (1,069,114)           (246,237)
   Deferred Loan Fees, Net                                                                         16,376              20,326
   Decrease (Increase) in Other Liabilities                                                     1,909,926             (39,702)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                       4,178,543           3,182,677
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Investment Securities Available for Sale                              15,360,039             321,035
   Proceeds from Repayments and Maturities of Investment Securities
      Available for Sale                                                                       22,701,224           2,001,396
   Purchases of Investment Securities                                                         (45,774,183)         (3,327,821)
   Proceeds from Sales of Other Real Estate Owned                                                 214,815             105,652
   Net Increase in Loans                                                                      (12,091,739)        (28,413,142)
   Purchases of Premises and Equipment, Net                                                       (62,228)           (118,981)
------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used) by Investing Activities                                                       (19,652,072)        (29,431,861)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Demand and Savings Accounts                                                     10,257,770           4,690,860
   Increase in Certificates of Deposit                                                          1,579,046           5,306,684
   Increase in Federal Funds Purchased                                                                 --           2,900,000
   Proceeds from Federal Home Loan Bank Advances and Other  Borrowings                          7,000,000          49,284,300
   Repayment of Federal Home Loan Bank Advances and Other Borrowings                                   --         (29,684,300)
   Cash Paid in Lieu of Fractional Shares                                                          (3,755)             (3,124)
   Treasury Stock Purchased                                                                      (583,980)           (276,085)
   Cash Dividends Paid                                                                         (1,107,091)         (1,083,664)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                      17,141,990          31,134,671
------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                       1,668,461           4,885,487
Cash and Cash Equivalents at Beginning of Period                                               22,227,012          13,921,122
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                  $  23,895,473        $ 18,806,609
==============================================================================================================================

See notes to consolidated financial statements

                                NSD BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                   For The Six Months Ended             For The Three Months Ended
                                                           June 30,                               June 30,
                                                  ---------------------------        --------------------------------
                                                     2001             2000              2001                2000
---------------------------------------------------------------------------------------------------------------------
Net Income                                        $2,460,471       $2,297,641  $     $1,225,251          $1,165,306
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
      arising during period                        1,823,053         (588,708)              160             (89,104)
  Less:  reclassification adjustment for
      gain realized in net income                     47,169              818            11,168                  25
---------------------------------------------------------------------------------------------------------------------
  Net unrealized gains (losses)                    1,775,884         (589,526)          (11,008)            (89,129)
---------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                       1,775,884         (589,526)          (11,008)            (89,129)
  Tax Expense (Benefit) at 34%                       603,804         (200,439)           (3,743)            (30,304)
---------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income, net                  1,172,080         (389,087)           (7,266)            (58,825)
---------------------------------------------------------------------------------------------------------------------
Comprehensive Income                              $3,632,551       $1,908,554        $1,217,985          $1,106,481
=====================================================================================================================

See notes to consolidated financial statements

                                NSD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements of NSD Bancorp, Inc. (the "Corporation") include the accounts of the Corporation and wholly owned subsidiary, NorthSide Bank, a community bank operating eleven branch offices located in Western Pennsylvania, and NorthSide Bank's wholly owned subsidiary, NSB Financial Services, LLC. Material intercompany accounts and transactions have been eliminated.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It applies to all entities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, the change in fair value is reflected in the income statement or as an element of other comprehensive income. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement did not have a material impact on the Corporation's financial condition or results of operations.

In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 issued in June 1996. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement has not had a material affect on the Corporation's financial condition or results of operations.

In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Additional provisions of SFAS No. 141 include the reclassification of certain existing recognized intangibles to goodwill and reclassification of certain intangibles out of previously reported goodwill upon adoption. Implementation of SFAS No. 141 is not expected to have a material impact on the Corporation's financial condition or results of operations.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Implementation of SFAS No. 142 is not expected to have a material impact on the Corporation's financial condition or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2001 was $2,460,471, an increase of $162,830 from $2,297,641 for the six months ended June 30, 2000. Contributing to the increase was an increase in other income of $477,084 and a $38,237 increase in net interest income. Offsetting these increases in net income were increases in salaries and employee benefits, equipment and supplies, data processing, advertising, other operating expenses and provision for income taxes of $144,252, $17,531, $29,268, $33,067, $120,935, and $9,117, respectively, for the six months ended June 30, 2001 compared to the same period in 2001. The Corporation's annualized return on average assets (ROA) for the first six months of 2001 was 1.12% compared to 1.15% for the same period in 2000. This decrease reflects the impact of significant growth in average assets and offset by compression of the net interest margin. Annualized return on average equity
(ROE) was 14.54% for the first six months of 2001 compared to 15.43% for the same period in 2000. This decrease is largely the result of a decline in net interest margin during the first six months of 2001. This decline was partially offset by significant growth in average earning assets resulting in a lower equity-to-assets ratio and, to a lesser extent, the repurchase of common shares into treasury.

Net income for the second quarter of 2001 was $1,225,251, an increase of $59,945, from $1,165,306 for the second quarter of 2000. Contributing to the overall increase were increases in other income and net interest income of $236,633 and $21,353, respectively, and a decrease in provision for income taxes of $32,000. Offsetting these increases to net income were increases to salaries and benefits, equipment and supplies, data processing and other operating expense of $92,480, $37,534, $15,926 and $108,482, respectively, for the three months ended June 30, 2001 compared to the same period in 2000. ROA and ROE for the second quarter of 2001 was 1.10% and 14.52%, respectively, compared to 1.31% and 17.87% for the same period in 2000.

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

Total tax-equivalent interest income increased $1,360,451 during the six months ended June 30, 2001 as compared to the same period in 2000 as the result of a $39,761,990 increase in average earning assets offset by a slight decline in the yield on average earning assets to 7.72% at June 30, 2001 from 7.79% at June 30, 2000. Contributing to the increase in tax-equivalent interest income was an increase in average loans outstanding of $28,312,583 along with an improvement in the yield on total loans to 8.26% for the first six months of 2001 from 8.12% for the same period in 2000. Average federal funds sold outstanding increased $10,254,647 during the period, however, the related yield declined to 4.98% from 5.94% during the first six months of 2001. Average due from banks balances also increased $1,441,181 compared to the same period in 2000. Average investment securities available for sale decreased by $246,421 and the yield on related assets decreased from 6.91% for the first six months of 2000 to 6.49% for the first six months of 2001.

Total interest expense increased $1,278,231 during the six months ended June 30, 2001 compared to the same period in 2000 as the result of a $35,713,750 increase in average interest bearing liabilities in addition to an increase in the average cost of such funds to 4.77% at June 30, 2001 from 4.47% at June 30, 2000. The increase in average interest bearing liabilities was comprised of increases in average interest bearing deposits and FHLB advances of $15,420,576 and $23,344,064, respectively, offset by a decrease in average federal funds purchased of $3,050,890.

Total tax-equivalent interest income increased $554,914 to $8,071,788 during the second quarter of 2001 as compared to the same period in 2000. This increase is the result of growth in average earning assets of $39,975,558 offset by a decline yield on total earning assets from 7.82% for the second quarter of 2000 to 7.59% for the second quarter of 2001. Average loans increased, quarter over quarter, by $24,370,389. Also contributing to this increase, was an increase in the yield on average loans to 8.18% during 2001's second quarter compared to 8.13% for the same period in 2000. Also contributing to this increase was an increase in average investment securities outstanding of $2,532,861 offset by a decline in the yield on average investment securities outstanding during the quarter to 6.32% from 6.95% for the second quarter of 2000. Average due from bank balances and average federal funds sold also increased $2,981,317 and $10,090,991, respectively, compared to the second quarter of 2000.

Interest expense increased $506,264 during the second quarter of 2001 compared to the second quarter of 2000 due to a $36,461,850 increase in average interest bearing liabilities and an increase in the average total cost of funds from 4.57% for the second quarter of 2001 to 4.66% for the second quarter of 2000. Average interest bearing deposits increased $18,087,652 while the cost of total average interest bearing deposits increased to 4.24% in the second quarter of 2001 from 4.13% for the same period in 2000. The increase in average interest bearing deposits consisted of a $19,230,914 increase in average savings and a $5,904,164 increase in average certificates of deposits, offset by a decline in money market and interest checking of $7,047,426. Average borrowed funds increased $21,626,528 for the second quarter of 2001 compared to the second quarter of 2000 while the average cost of borrowings increased only slightly to 5.80% from 5.79% during the period. Average federal funds purchased decreased by $3,252,330 compared to the second quarter of 2000.

The Corporation's year-to-date net interest margin decreased from 4.21% as of June 30, 2000 to 3.86% as of June 30, 2001, due to an increase in the average cost of interest bearing liabilities and a decrease in the average yield on earning assets. The Corporation's 2001 second quarter net interest margin of 3.81% reflects a decline from 4.16% for the same period in 2000. This decline was the result of an increase in the average cost on interest bearing liabilities and a decline in the yield on earning assets for the period.

PROVISIONS FOR LOAN LOSSES

The Corporation recorded a $450,000 and $225,000 provision for loan losses for the six and three month periods ended June 30, 2001, compared with a $450,000 and $225,000 provision for the same periods in 2000. Provisions for loan losses are charged to income to maintain the reserve for loan losses at a level that management considers appropriate based on the factors discussed below in the "Reserve for Loan Losses" section.

The provision for loan losses for the six months ended June 30, 2001, compared to the first six months of 2000 provision was affected by the following factors:

     o An increase in loans 90 days past due and still accruing interest of $162,640 was partially offset by a $136,386 decrease in outstanding loans on nonaccrual status. Although the result of these changes was a $276,022 increase in total loans 90 days past due and nonaccrual loans, the ratio of reserve for loan losses to non-performing assets and past due loans decreased slightly to 225.4%, at June 30, 2001, from 224.8% at June 30, 2000.

     o The continued improvement in net loan loss experience in relation to average loans outstanding, which further supported the use of existing individual loan portfolio loss factor assignments in calculating required formula reserves.

     o The Corporation's consistent application of strict standards to the definitions of potential and well-defined weaknesses in the loan portfolio and the ongoing loan review process, which resulted in a $282,366 increase in loans classified as substandard, doubtful or loss.

     o The continued improvement in total loan delinquencies in relation to total loans outstanding despite relatively consistent, significant historical loan growth patterns suggesting the improvement in overall credit quality of the loan portfolio.

OTHER INCOME

Other income increased $477,084 to $1,364,533 for the six months ended June 30, 2001 from $887,449 for the six months ended June 30, 2000. Sales and calls of investment securities available for sale during the first half of 2001 resulted in net gains of $47,169 compared to $818 for the same period in 2000. Service fees increased to $172,071 for the first six months of 2001, from $408,255 for the same period in 2000 principally due to $121,603 more in NSF charges collected in 2001 and also due to increases in checking account fees and savings account service charges of $22,230 and $24,259, respectively. Other operating income increased to $737,038 for the six months ended June 30, 2001, from $ 478,376 for the same period in 2000. Contributing to this improvement was $144,660 in income generated from bank owned life insurance, which was purchased in December 2000. Higher average outstanding accounts receivable balances, purchased through NorthSide Bank's Cashflow Maximizer program, resulted in additional revenue of $55,778. Increases in title insurance premiums and ATM fees contributed $30,502 and $38,895, respectively, in additional income compared to the first half of 2000. Offsetting these increases was a $6,941 increase in net losses recognized on the sale of other assets and a decrease in checkbook commissions of $13,531 during the first half of 2001 compared to the first half of 2000.

Other income increased $236,633 to $666,034 for the three months ended June 30, 2001 from $429,401 for the three months ended June 30, 2000. Sales and calls of investment securities available for sale during the second quarter of 2001 resulted in net gains of $11,167 compared to $25 for the same period in 2000. Service fees increased to $294,075 for the second quarter of 2001, from $210,292 for the same period in 2000 as the result of a $60,204 increase in NSF charges collected in the second quarter of 2001 and also due to increases in checking account fees and savings account service charges of $10,829 and $11,626, respectively. Other operating income increased to $360,792 for the three months ended June 30, 2001. Contributing to this improvement was $72,330 in income generated from bank owned life insurance, which was purchased in December 2000. Higher average outstanding accounts receivable balances, purchased through NorthSide Bank's Cashflow Maximizer program, resulted in additional revenue of $19,592 compared to the prior year's second quarter. Increases in title insurance premiums and ATM fees contributed $16,016 and $19,112, respectively, in additional income compared to the first half of 2000. Also contributing to the overall increase was a $18,221 increase in net gains on the sale of other assets during the second quarter compared to the prior year's second quarter. Offsetting these increases was a decrease in checkbook commissions of $6,224 for the three months ended June 30, 2001 compared to the same period in 2000.

OTHER EXPENSES

Total other expenses for the first six months of 2001 increased $343,374 to $5,212,734 from $4,869,360 for the same period in 2000. Salaries and employee benefits increased $144,252 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased life insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank's new Franklin Park branch office, opened during the second quarter of 2001. Occupancy expense remained relatively unchanged as a $10,902 increase in rent related to the new branch opening and a $17,932 increase in insurance expense were offset by a $21,350 reduction in building maintenance expense due to non-recurring charges experienced during the first half of 2000 and also a $9,765 reduction in real estate tax expense. Equipment and supplies expense increased $17,531 due primarily to a slight timing difference in supplies ordering compared to the prior year. The $29,268 increase in data processing was due to $18,112 in additional expenses incurred related to increased automated teller machine transaction volume and also due to a $11,156 increase in charges incurred for third party data processing. FDIC insurance declined slightly for the first six months of the year reflecting a lower premium assessment rate in 2001. Advertising expense increased $33,067 corresponding to the Bank's emphasis on promoting its new savings account product during the first quarter of 2001 and additional marketing related to the Franklin Park branch office opening. Contributing to the $120,935 increase in other operating expenses was a $49,941 increase in asset recovery expenses related to unforeseen costs associated with maintaining and preparing certain other real estate owned for disposition. In addition, a postage expense increase of $18,277 was incurred primarily due to Financial Privacy Act policy mailings, telephone expense increased $24,657 due to upgrading and maintaining data communication lines, Cashflow Maximizer expense increased $15,079 related to increased transaction volume, Pennsylvania Shares tax increased $11,768 corresponding to overall company growth and title insurance premium expense was $21,971 for the period. These increases were offset by a decrease in legal expense of $17,222 and a $10,275 decrease in losses associated with check and other transaction processing compared to the first half of 2000.

Total other expenses for the second quarter of 2001 increased $230,041 to $2,663,819 from $2,433,778 for the same period in 2000. Salaries and employee benefits increased $92,480 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased life insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank's new Franklin Park branch office, opened during the second quarter of 2001. Occupancy expense decreased $8,716 due to $21,653 non-recurring building maintenance expenses, incurred during the second quarter of 2000 and decreases of $6,591 and $4,009 in property tax and utility expense, respectively. These decreases were offset by a $10,902 increase in rent expense related the opening of the Franklin Park branch and a $10,114 increase in insurance expense. Equipment and supplies expense increased $37,534 resulting from increases of $9,689 and $25,823 in office expense and stationery and supplies expense, respectively. A $15,926 increase in data processing was due to $7,648 in additional expenses incurred related to increased automated teller machine transaction volume and also due to an $8,278 increase in charges incurred for third party data processing. Advertising expense decreased $15,492 corresponding to the Bank's decreased emphasis on television media during the second quarter of 2001 compared to the same period in 2000 offset by additional marketing costs associated with the Franklin Park branch opening. Contributing to the $108,482 increase in other operating expenses were increases in postage, telephone, Pennsylvania Shares tax, Cashflow Maximizer and title insurance premium expenses of $22,362, $27,499, $6,128, $5,452 and $12,098, respectively, offset by an $11,424 decrease in legal expenses compared to the second quarter of 2000.

INCOME TAXES

The Corporation recorded an income tax provision of $1,148,117 for the six months ended June 30, 2001 compared to $1,139,000 for the six months ended June 30, 2000. The increase in tax provision was primarily the result of higher pre-tax earnings partially offset by the impact of an increase in tax-exempt investment securities and other tax-exempt earning assets. The effective tax rates for the first six months of 2001 and 2000 were 31.8% and 33.1%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the first six months of 2001 compared to the same period in 2000.

The Corporation recorded an income tax provision of $526,000 for the three months ended June 30, 2001 compared to $558,000 for the three months ended June 30, 2000. This decrease in tax expense was the result of higher pre-tax earnings partially offset by the impact of an increase in tax-exempt investment securities and other tax-exempt assets. The effective tax rates for second quarter of 2001 and 2000 were 30.0% and 32.4%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the second quarter of 2001 compared to the same period in 2000.

FINANCIAL CONDITION

The Corporation's total assets increased $22,696,727 from $435,619,403 at December 31, 2000 to $458,316,130 at June 30, 2001. Securities available for sale increased $9,467,597 from December 31, 2000 to June 30, 2001. There were no securities held to maturity at June 30, 2001 or at December 31, 2000. Loans available for sale increased to $4,056,303 at June 30, 2001 from $1,326,432 at December 31, 2000. The loans available for sale at June 30, 2001 and December 31, 2000 were entirely comprised of Small Business Administration (SBA) loans. Net loans increased from $298,133,706 at December 31, 2000 to $306,759,577 at June 30, 2001.

INVESTMENT SECURITIES

Contributing to the investment securities available for sale increase during the first six months of 2001 were U.S. Treasuries, mortgage-backed securities, obligations of state and political subdivisions, corporate bonds and marketable equity securities increases of $194,160, $13,435,848, $7,306,474, $2,038,453 and
$413,661, respectively, while U.S. Government agencies decreased by $13,920,999, due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a $1,775,884 improvement in net, unrealized gains (losses) on investment securities available for sale principally due to a significant positive shift in market pricing during the second half of 2000, which continued to impact portfolio valuations during the first quarter of 2001. As a member of the Federal Home Loan Bank
(FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. The fair value of marketable equity securities increased $413,661 during the first six months of 2001, which was almost entirely due to the improvement in the valuation of stocks in the portfolio.

A summary of investment securities available for sale is as follows:

                                                                       JUNE 30, 2001
------------------------------------------------------------------------------------------------------------
                                                                       GROSS UNREALIZED
                                                                            HOLDING
                                                        AMORTIZED    ---------------------
                                                          COST          GAINS      LOSSES    MARKET VALUE
------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                             $  3,892,705    $    5,301   $     --   $  3,898,006
U.S. Government Agencies                               15,452,432        50,345     27,326     15,475,451
Mortgage-backed Securities                             59,607,615       318,030    272,208     59,653,437
Obligations of State and Political Subdivisions        11,805,748        82,871     10,161     11,878,458
Other Bonds                                             9,019,542        79,794    389,404      8,709,932
Marketable Equity Securities                            5,260,888     1,938,634         --      7,199,522
------------------------------------------------------------------------------------------------------------
                                                     $105,038,930    $2,474,975   $699,099   $106,814,806
============================================================================================================

                                                                       DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------
                                                                        GROSS UNREALIZED
                                                                             HOLDING
                                                      AMORTIZED     -----------------------
                                                         COST          GAINS        LOSSES        MARKET VALUE
---------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                             $ 3,707,761    $       --    $    3,915      $ 3,703,846
U.S. Government Agencies                              29,781,606           970       386,126       29,396,450
Mortgage-backed Securities                            46,974,936        28,832       786,179       46,217,589
Obligations of State and Political Subdivisions        4,587,417        23,217        38,650        4,571,984
Other Bonds                                            7,111,810         6,919       447,250        6,671,479
Marketable Equity Securities                           5,183,687     1,609,694         7,520        6,785,861
---------------------------------------------------------------------------------------------------------------
                                                     $97,347,217    $1,669,632    $1,669,640      $97,347,209
===============================================================================================================

LOANS

Loans, net of deferred fees, increased to $312,440,223 at June 30, 2001 from $304,189,319 at December 31, 2000. Commercial loan development efforts resulted in an increase of $1,577,828 and $5,375,802 in nonresidential mortgages and commercial, financial and agricultural loans, respectively. A lease financing declined of $2,635,507 was due to lower new business activity combined with the repayment of leases resulting from a market trend toward more traditional commercial financing. This trend is anticipated to be temporary in nature. Increased production of indirect automobile loans corresponding to increased demand in the automobile market was the primary reason for the $3,662,398 increase in consumer loans to individuals. Residential mortgages declined by $135,887 corresponding to slower general market activity while lines of credit increased by $330,976. Non-accrual loans increased $91,670 since December 31, 2000.

                                             JUNE 30,            DECEMBER 31,          INCREASE
                                               2001                 2000              (DECREASE)
--------------------------------------------------------------------------------------------------
Consumer Loans to Individuals              $126,739,326         $123,076,928        $  3,662,398
Mortgage:
   Nonresidential                            73,100,958           71,523,130           1,577,828
   Residential                               60,872,543           61,008,430            (135,887)
Commercial, Financial and Agricultural       31,775,408           26,399,606           5,375,802
Lines of Credit                               5,176,221            4,845,245             330,976
Lease Financing                              14,562,073           17,197,580          (2,635,507)
Non-Accrual Loans                               612,474              520,804              91,670
--------------------------------------------------------------------------------------------------
Total Loans                                 312,839,003          304,571,723           8,267,280
Deferred Fees                                  (398,780)            (382,404)            (16,376)
--------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                $312,440,223         $304,189,319        $  8,250,904
==================================================================================================

A loan is considered impaired when based upon current information and events; it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At June 30, 2001, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. There was no average recorded investment in impaired loans for the six months ended June 30, 2001 and also for the six months ended June 30, 2000. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first six months of 2001

NON-PERFORMING ASSETS

Non-performing assets and loans 90 days past due and still accruing increased to $1,626,686 at June 30, 2001 from $1,282,398 at December 31, 2000 due to an increase of $159,936 and $184,352 in total non-performing assets and loans 90 days past due and still accruing, respectively.

The current quality of the loan portfolio can be demonstrated by the following table, which details total non-performing loans and past due loans:

                                                          JUNE 30,    DECEMBER 31,
                                                            2001          2000
----------------------------------------------------------------------------------
Non-accrual Loans                                       $  612,474    $  520,804
Other Real Estate Owned                                    269,077       208,283
Other Assets Held for Sale                                 140,578       133,106
----------------------------------------------------------------------------------
   Total Non-Performing Assets                           1,022,129       862,193
Loans 90 Days Past Due and Still Accruing Interest         604,557       420,205
----------------------------------------------------------------------------------
   Total Non-Performing Assets and Past Due Loans       $1,626,686    $1,282,398
==================================================================================

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at June 30, 2001 was $3,633,149 or 1.15% of total loans compared to $3,319,470 or 1.12% of total loans at June 30, 2000. Management anticipates that the loan losses are adequate to absorb reasonably foreseeable losses on loans.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:


                                                     FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------
                                                          2001              2000
--------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year           $3,364,704        $3,088,257
Charge-offs:
   Commercial, Financial, and Agricultural Loans           28,400            10,711
   Real Estate Mortgage Loans                                  --            24,100
   Installment Loans                                      174,311           178,397
   Lease Financing                                         29,929            21,705
--------------------------------------------------------------------------------------
Total Charge-offs                                         232,640           234,913
Recoveries:
   Commercial, Financial, and Agricultural Loans           13,004                --
   Real Estate Mortgage Loans                                 100                --
   Installment Loans                                       36,041            15,526
   Lease Financing                                          1,940               600
--------------------------------------------------------------------------------------
Total Recoveries                                           51,085            16,126
--------------------------------------------------------------------------------------
Net Charge-offs                                           181,555           218,787
Provisions for Loan Losses                                450,000           450,000
--------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Period               $3,633,149        $3,319,470
======================================================================================


The Corporation's policies provide for loan loss reserves to adequately protect against potential unidentified and/or identified loan losses consistent with sound and prudent banking practice. These policies consider historical data of actual losses and loans classified by specific loan credit evaluation. They also consider loan delinquency and economic conditions.

The Corporation follows a loan review program to evaluate the credit risk in its loan portfolio for substantially all loans greater than $50,000. Through the loan review process, the Corporation maintains a classified account list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the asset. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require charge-off if immediately liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent or on nonaccrual status. As of June 30, 2001, substandard loans totaled $328,247 and doubtful loans totaled $382,991. All substandard and doubtful loans were designated as delinquent or nonaccrual as of June 30, 2001.

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

The Corporation maintains formula reserves for all loans not considered by the specific reserve method. Formula reserves are calculated for each pool of homogeneous loans based on a loan's risk rating, delinquency status and the historical charge-off experience pertaining to each loan type. The loss factors used in calculating formula reserves for substandard, doubtful and loss credits are based upon management's judgment of inherent risks associated within these loan classifications. Formula reserves, relative to loan delinquency status, are based on the type of loan and delinquency aging and are determined by management's judgment of the inherent risk of loss from these delinquency categories. The Corporation also establishes formula reserves for all loan types by applying a factor, based on corresponding historical charge-off percentages, to homogeneous pools of loans.

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

The composition of the Corporation's reserve for loan losses is as follows at June 30, 2001 and 2000:


                                                June 30,
                                   -----------------------------------
                                        2001                  2000
          ------------------------------------------------------------

          Specific Reserves         $  751,993            $  469,627

          Formula Reserves           2,405,077             2,231,689

          Unallocated Reserves         476,079               618,154
          ------------------------------------------------------------

                   Total            $3,633,149            $3,319,470
          ============================================================

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

Specific reserves increased $282,366 from $469,627 at June 30, 2000, to $751,993 at June 30, 2001, largely due to a $680,130 increase in loans classified as substandard, primarily resulting from the downgrading of one significant commercial loan, and a $288,171 increase in loans classified as doubtful. At June 30, 2001, total classified loans were $2,447,972 compared to $1,447,417 at June 30, 2000. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these loans may change in the event that there is evidence of an improvement or further deterioration in a customer's ability to satisfy contractual requirements.

The formula reserve portion of the reserve for loan losses increased $173,388 to $2,405,077 at June 30, 2001, from $2,231,689 at June 30, 2000, corresponding to the overall increase in loans outstanding and most notable, increases in commercial and installment loans.

At June 30, 2001, the unallocated reserve portion of the reserve for loan losses decreased to $476,079 from $618,154 corresponding to the anticipated impact on certain borrowers due to sustained local and national economic conditions. There has been an overall improvement in loan delinquencies and historical loss experience. However, management feels that market uncertainty and low growth expectations in the local and national economy are such that recent historical delinquency and loss experience have the potential to have a more significant impact in the relative near term. New loan volumes and loan terms appear consistent with historical trends with regard to credit quality and proportionate composition. In evaluating the appropriateness of the unallocated reserve, we considered the following factors:

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

LIABILITIES

Total liabilities were $422,739,785 at June 30, 2001, an increase of $20,760,968 from December 31, 2000. The increase was largely the result of an increase in total borrowed funds of $7,000,000 and total deposits of $11,828,516. The increase in borrowed funds was primarily used to supplement funding for loan growth during the first six months of 2001.

DEPOSITS

Total deposits increased $11,828,516 from $307,077,815 at December 31, 2000 to $318,906,331 at June 30, 2001. Contributing to the overall increase were increases in non-interest bearing demand deposits, saving deposits, and time deposits over $100,000 and other time deposits of $269,594, $13,448,003, $1,172,589, $406,457, respectively, offset by decreases in interest bearing demand deposits and money market accounts of $1,939,424 and $1,528,703, respectively.

The composition of deposits is shown in the following table:

                                                       JUNE 30,         DECEMBER 31,       INCREASE
                                                         2001              2000           (DECREASE)
-------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                          $ 66,344,682      $ 66,075,088      $    269,594
Interest Bearing Demand                                27,909,896        29,849,320       (1,939,424)
Savings                                                61,262,193        47,814,190        13,448,003
Money Market Account                                   53,956,639        55,485,342       (1,528,703)
Time Deposits equal to or more than $100,000           18,294,628        17,122,039         1,172,589
Time Deposits less than $100,000                       91,138,293        90,731,836           406,457
-------------------------------------------------------------------------------------------------------
Total Deposits                                       $318,906,331      $307,077,815      $ 11,828,516
=======================================================================================================

TOTAL BORROWED FUNDS

At June 30, 2001, the Corporation had total borrowed funds of $94,000,000. There are no advances that will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. All such advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

SHAREHOLDERS' EQUITY

Consolidated shareholders' equity increased $1,935,759 from $33,640,586 at December 31, 2000 to $35,576,345 at June 30, 2001. This increase was the result of the retention of earnings and an increase in accumulated other comprehensive income, which is comprised entirely of unrealized holding gains/losses on investment securities classified as available for sale. These increases were offset by the purchase of treasury stock and payment of cash dividends to shareholders.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at June 30, 2001 was 10.25% compared to 10.63% at December 31, 2001. The Corporation's total risk-based capital ratio at June 30, 2001 was 11.60% compared to 11.93% at December 31, 2001. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At March 31, 2001, a simulation analysis assuming a one-time 200 basis point increase in interest rates results in a positive impact of approximately 2% or $232,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates resulted in a negative impact to projected net interest income of 2% or approximately $254,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at March 31, 2001. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset / liability composition or repricing characteristics of individual portfolios, which would materially affect the results of the analysis, performed as of March 31, 2001. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of June 30, 2001.

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

Operating activities provided net cash of $4,178,543 during the first six months of 2001, compared to net cash provided of $3,182,677 during the first six months of 2000. The primary source of operating cash flows for 2001 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets. Investing activities used net cash of $19,652,072 during the first six months of 2001, compared to net cash used of $29,431,861 during the first six months of 2001. Proceeds from sales, repayments and maturities of investment securities available for sale, combined with increases in outstanding retail deposit balances and wholesale borrowings, were primarily used to fund growth in the loan portfolios and also reinvested in investment securities available for sale.

Financing activities provided cash of $17,141,990 and $31,134,671 for the first six months of 2001 and 2000, respectively. A net increase in total borrowed funds and total deposits provided cash while cash was used by repayment of borrowings, the payment of cash dividends to shareholders and purchases of treasury stock.

Part II - Other Information

Items 1-3       Not applicable pursuant to the instructions to Part II

Item 4          Submission of Matters for a Vote of Security Holders - None

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


                                                  NSD BANCORP, INC.
                                                  -----------------
                                                    (Registrant)


Dated: August 14, 2001              /s/ Lloyd G. Gibson
                                    ------------------------------------------
                                    Lloyd G. Gibson,
                                    President and Chief Executive Officer



Dated: August 14, 2001              /s/ James P. Radick
                                    ------------------------------------------
                                    James P. Radick,
                                    Treasurer (Principal Financial and
                                      Accounting Officer)