Form 10-Q
period 2001-09-30
NSD BANCORP INC
filed 2001-11-13
CIK 898624

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                           Commission File No. 0-22124

                                NSD Bancorp, Inc.
                                ----------------
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


The number of shares outstanding of the Registrant's common stock as of October 31, 2001 was:

          Common Stock, $1.00 par value - 3,160,453 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10Q

                    For the Quarter Ended September 30, 2001

                                      INDEX

                                                                        Page
                                                                        ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001
         and December 31, 2000                                           3

         Consolidated Statements of Income For the Three and Nine
         Months Ended September 30, 2001 and 2000                        4

         Consolidated Statements of Cash Flows For the Nine
         Months Ended September 30, 2001 and 2000                        5

         Consolidated Statements of Comprehensive Income
          For the Three and Nine Months Ended September 30,
          2001 and 2000                                                  6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8

Part II. Other Information                                              17

Item 6.  Exhibits and Reports on Form 8K                                17

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                       2001                  2000
  -------------------------------------------------------------------------------------------------------------------
  ASSETS
  Cash and Due From Banks                                                         $  17,022,332         $  14,727,012
  Federal Funds Sold                                                                         --             7,500,000
  Investment Securities Available for Sale at Market Value (Amortized Cost of
  $105,563,444 at September 30, 2001 and $97,347,217 at December 31, 2000)          108,249,250            97,347,209
  Loans Held for Sale                                                                 4,629,967             1,326,432
  Loans, Net of Deferred Fees                                                       321,524,249           304,189,319
  Unearned Income                                                                    (1,922,731)           (2,690,909)
  Reserve for Loan Losses                                                            (3,733,047)           (3,364,704)
  --------------------------------------------------------------------------------------------------------------------
       Loans, Net                                                                   315,868,471           298,133,706
  Premises and Equipment, Net                                                         2,532,601             2,489,174
  Accrued Interest Receivable                                                         2,351,879             2,504,766
  Other Real Estate Owned and Assets Held for Sale                                      273,646               341,390
  Other Assets                                                                       12,394,666            11,249,714
  --------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                    $ 463,322,812         $ 435,619,403
  ====================================================================================================================


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
      Non-Interest Bearing                                                        $  64,325,766         $  66,075,088
      Interest Bearing                                                              258,279,644           241,002,727
  --------------------------------------------------------------------------------------------------------------------
      Total Deposits                                                                322,605,410           307,077,815
  Advances from Federal Home Loan Bank and Other Borrowings                          94,000,000            87,000,000
  --------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds                                                           94,000,000            87,000,000
  Accrued Interest Payable                                                            5,799,428             5,851,977
  Other Liabilities                                                                   4,282,761             2,049,025
  --------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                 426,687,599           401,978,817
  Common Stock $1 Par Value; 10,000,000 shares authorized, 3,158,757 issued and 2,949,743 outstanding at September 30, 2001 and 3,016,918
  issued and 2,858,971 outstanding at December 31, 2000                               3,158,757             3,016,918
  Treasury Stock at cost, 209,014 shares at September 30, 2001 and 166,567
  shares at December 31, 2000                                                        (3,806,021)           (2,935,067)
  Capital Surplus                                                                    18,085,206            15,744,863
  Accumulated Other Comprehensive Income                                              1,772,632                 3,827
  Retained Earnings                                                                  17,424,639            17,810,045
  --------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                         36,635,213            33,640,586
  --------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 463,322,812         $ 435,619,403
  ====================================================================================================================

See notes to consolidated financial statements

                                NSD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            FOR THE NINE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                                  SEPTEMBER  30,                      SEPTEMBER 30,
                                                         --------------------------------------------------------------------
                                                              2001             2000               2001              2000
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                    $ 18,829,933      $ 17,363,658       $  6,374,530      $  6,228,798
Investment Securities
     Taxable                                                4,111,446         4,764,680          1,286,284         1,545,948
     Tax-Exempt                                               349,423           159,191            154,173            52,183
     Dividends                                                301,985           266,144            109,142           101,368
Interest Bearing Deposits                                      38,396            10,412              9,047             2,386
Federal Funds Sold                                            308,764            12,190             48,008             3,297
-----------------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                 23,939,947        22,576,275          7,981,184         7,933,980

INTEREST EXPENSE
Deposits                                                    7,986,922         7,280,233          2,601,594         2,570,460
Federal Funds Purchased                                            --           171,380                 --            76,326
FHLB Advances and Other Borrowings                          4,040,251         3,244,230          1,373,605         1,275,313
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                     12,027,173        10,695,843          3,975,199         3,922,099
Net Interest Income                                        11,912,774        11,880,432          4,005,985         4,011,881
Provision for Loan Losses                                     675,000           675,000            225,000           225,000
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses        11,237,774        11,205,432          3,780,985         3,786,881

OTHER INCOME
Net Investment Securities Gains                                73,842            (1,433)            26,673            (2,251)
Service Fees                                                  871,220           628,190            290,894           219,935
Other Operating Income                                      1,081,916           740,769            344,878           262,393
-----------------------------------------------------------------------------------------------------------------------------
Total Other Income                                          2,026,978         1,367,526            662,445           480,077

OTHER EXPENSES
Salaries and Employee Benefits                              3,622,470         3,433,745          1,208,111         1,163,638
Occupancy Expense                                             694,109           648,260            227,668           181,149
Equipment and Supplies                                        864,047           859,875            299,758           313,118
Data Processing                                               583,359           544,402            196,388           186,698
FDIC Insurance                                                 43,153            44,781             14,641            15,260
Advertising                                                   204,392           154,546             48,353            31,574
Other Operating Expenses                                    1,789,633         1,612,455            593,510           537,266
-----------------------------------------------------------------------------------------------------------------------------
Total Other Expenses                                        7,801,163         7,298,064          2,588,429         2,428,703

Income Before Income Taxes                                  5,463,589         5,274,894          1,855,001         1,838,255
Provision for Income Taxes                                  1,695,000         1,722,000            546,883           583,000
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                               $  3,768,589      $  3,552,894       $  1,308,118      $  1,255,255
=============================================================================================================================


NET INCOME PER COMMON SHARE

Net Income - Basic                                       $       1.27      $       1.16       $       0.44      $       0.41
Net Income - Diluted                                     $       1.26      $       1.16       $       0.44      $       0.41
Common Dividends Declared and Paid Per Share             $       0.56      $       0.54       $       0.19      $       0.18
Weighted Average Shares Outstanding - Basic                 2,974,934         3,054,077          2,957,488         3,028,758
Weighted Average Shares Outstanding - Diluted               2,997,711         3,067,660          2,988,424         3,039,378


See notes to consolidated financial statements

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            2001                 2000
    ---------------------------------------------------------------------------------------------------------------------
    CASH FLOW FROM OPERATING ACTIVITIES
    Net Income                                                                             $   3,768,589   $   3,552,894
    Adjustments to Net Income:
       Provision for Loan Losses                                                                 675,000         675,000
       (Gain) Loss on Sale of Investment Securities Available for Sale                           (73,842)          1,433
       Loss (Gain) on Sale of Other Assets                                                        19,100          (2,791)
       Loss on Disposition of Premises and Equipment                                               6,018           2,070
       Depreciation and Amortization                                                             515,143         531,244
       Net Premium Amortization                                                                  183,738          27,568
       Decrease (Increase) in Accrued Interest Receivable                                        152,888         (40,246)
       (Decrease) Increase in Accrued Interest Payable                                           (52,549)        967,849
       Increase in Other Assets                                                               (2,115,356)       (425,696)
       Deferred Loan Fees, Net                                                                     9,459           6,664
       Increase (Decrease) in Other Liabilities                                                2,079,924        (128,541)
    ---------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                                  5,168,112       5,167,448
    ---------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from Sale of Investment Securities Available for Sale                         18,654,553       2,501,535
       Proceeds from Repayments and Maturities of Investment Securities
          Available for Sale                                                                  36,984,429       7,520,794
       Purchases of Investment Securities                                                    (63,919,261)     (3,603,821)
       Proceeds from Sales of Other Real Estate Owned                                            416,539         234,131
       Net Increase in Loans                                                                 (22,081,196)    (38,625,899)
       Purchases of Premises and Equipment, Net                                                 (432,137)       (128,180)
    ---------------------------------------------------------------------------------------------------------------------
    Net Cash Used by Investing Activities                                                    (30,377,073)    (32,101,440)
    ---------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (Decrease) in Demand and Savings Accounts                                     11,823,589      (3,928,445)
       Increase in Certificates of Deposit                                                     3,724,655       7,768,173
       Increase in Federal Funds Purchased                                                            --       4,000,000
       Proceeds from Federal Home Loan Bank Advances and Other  Borrowings                     7,000,000      67,684,300
       Repayment of Federal Home Loan Bank Advances and Other Borrowings                              --     (44,080,100)
       Cash Paid in Lieu of Fractional Shares                                                     (3,755)         (3,124)
       Treasury Stock Purchased                                                                 (870,954)       (914,991)
       Cash Dividends Paid                                                                    (1,669,254)     (1,649,862)
    ---------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Financing Activities                                                 20,004,281      28,875,951
    ---------------------------------------------------------------------------------------------------------------------
    Net (Decrease) Increase in Cash and Cash Equivalents                                      (5,204,680)      1,941,959
    Cash and Cash Equivalents at Beginning of Period                                          22,227,012      13,921,122
    ---------------------------------------------------------------------------------------------------------------------
    Cash and Cash Equivalents at End of Period                                             $  17,022,332   $  15,863,081
    =====================================================================================================================

     See notes to consolidated financial statements

                                NSD BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                For The Nine Months Ended         For The Three Months Ended
                                                      September 30,                     September 30,
                                              -----------------------------      ----------------------------
                                                  2001             2000              2001            2000
-------------------------------------------------------------------------------------------------------------
Net Income                                    $ 3,768,589      $ 3,552,894       $ 1,308,118      $ 1,255,255
  Unrealized gains on securities:
  Unrealized holding gains arising
  during period                                 2,759,656          390,487           936,603          979,195
  Less:  reclassification adjustment for
  gain (loss) realized in net income               73,842           (1,433)           26,673           (2,251)
-------------------------------------------------------------------------------------------------------------
  Net unrealized gains                          2,685,814          391,920           909,930          981,446
-------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                    2,685,814          391,920           909,930          981,446
  Tax Expense at 34%                              913,177          133,253           309,376          333,692
-------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income, net               1,772,637          258,667           600,554          647,754
-------------------------------------------------------------------------------------------------------------
Comprehensive Income                          $ 5,541,226      $ 3,811,561       $ 1,908,672      $ 1,903,009
=============================================================================================================

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

4. RECLASSIFICATIONS

For comparative purposes, reclassifications have been made to certain amounts previously reported in the Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2001 was $3,768,589, an increase of $215,695 from $3,552,894 for the nine months ended September 30, 2000. Contributing to the increase was an increase in other income of $659,452 and a $32,343 increase in net interest income. Offsetting these increases in net income were increases in salaries and employee benefits, equipment and supplies, data processing, advertising and other operating expenses of $188,725, $4,172, $38,957, $49,846, and $177,178, respectively, for the nine months ended September 30, 2001 compared to the same period in 2000. The Corporation's annualized return on average assets (ROA) for the first nine months of 2001 was 1.13% compared to 1.18% for the same period in 2000. This decrease reflects the impact of significant growth in average assets offset by compression of the net interest margin. Annualized return on average equity (ROE) was 14.80% for the first nine months of 2001 compared to 16.15% for the same period in 2000. This decrease is largely the result of a decline in net interest margin and a significant increase in shareholders equity related to a dramatic positive shift in unrealized gains on investment securities available for sale during the first nine months of 2001. This decline was partially offset by significant growth in average earning assets resulting in a lower equity-to-assets ratio and, to a lesser extent, the repurchase of common shares into treasury.

Net income for the third quarter of 2001 was $1,308,118, an increase of $52,863, from $1,255,255 for the third quarter of 2000. Contributing to the overall increase was an increase in other income of $182,368 and a $36,117 decrease in provision for income taxes for the three months ended September 30, 2001 compared to the same period in 2000. Offsetting the increase to net income was a slight decline in net interest income along with increases to salaries and benefits, occupancy expense, data processing and other operating expense of $44,473, $46,519, $9,690 and $56,244, respectively, for the three months ended September 30, 2001 compared to the same period in 2000. ROA and ROE for the third quarter of 2001 was 1.15% and 15.33%, respectively, compared to 1.23% and 17.60% for the same period in 2000.

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

Total tax-equivalent interest income increased $1,456,186 during the nine months ended September 30, 2001 as compared to the same period in 2000 as the result of a $37,634,645 increase in average earning assets offset by a decline in the yield on average earning assets to 7.64% at September 30, 2001 from 7.87% at September 30, 2000. Contributing to the increase in tax-equivalent interest income was an increase in average loans outstanding of $26,140,560 offset by a slight decline in the yield on total loans to 8.16% for the first nine months of 2001 from 8.21% for the same period in 2000. Average federal funds sold outstanding increased $8,533,174 during the period, however, the related yield declined to 4.69% from 6.11% during the first nine months of 2001. Average due from banks balances also increased $1,195,849 compared to the same period in 2000. Average investment securities available for sale increased by $1,765,062 while the yield on related assets decreased from 6.94% for the first nine months of 2000 to 6.40% for the first nine months of 2001.

Total interest expense increased $1,331,330 during the nine months ended September 30, 2001 compared to the same period in 2000 as the result of a $32,467,932 increase in average interest bearing liabilities in addition to an increase in the average cost of such funds to 4.69% at September 30, 2001 from 4.60% at September 30, 2000. The increase in average interest bearing liabilities was comprised of increases in average interest bearing deposits and FHLB advances of $17,252,916 and $18,781,520, respectively, offset by a decrease in average federal funds purchased of $3,566,504.

Total tax-equivalent interest income increased $88,538 to $8,072,667 during the third quarter of 2001 as compared to the same period in 2000. This increase is the result of growth in average earning assets of $30,993,658 offset by a decline in the yield on total earning assets from 7.99% for the third quarter of 2000 to 7.48% for the third quarter of 2001. Average loans increased, quarter over quarter, by $19,410,216 offset by a decline in the yield on average loans to 7.97% during 2001's third quarter compared to 8.33% for the same period in 2000. Also contributing to the increase in tax-equivalent interest income was an increase in average investment securities outstanding of $5,788,028 offset by a decline in the yield on average investment securities outstanding during the quarter to 6.21% from 6.99% for the third quarter of 2000. Average due from bank balances and average federal funds sold also increased $705,187 and $5,090,227, respectively, compared to the third quarter of 2000.

Interest expense increased $53,099 during the third quarter of 2001 compared to the third quarter of 2000 due to a $25,976,297 increase in average interest bearing liabilities offset by a decline in the average total cost of funds from 4.86% for the third quarter of 2000 to 4.54% for the third quarter of 2001. Average interest bearing deposits increased $20,917,595 while the cost of total average interest bearing deposits declined to 4.07% in the third quarter of 2001 from 4.40% for the same period in 2000. The increase in average interest bearing deposits consisted of a $23,510,657 increase in average savings and a $2,538,197 increase in average certificates of deposits, offset by a decline in money market and interest checking of $5,131,259. Average borrowed funds increased $9,656,433 for the third quarter of 2001 compared to the third quarter of 2000 while the average cost of borrowings declined to 5.80% from 6.01% during the period. Average federal funds purchased decreased by $4,597,731 compared to the third quarter of 2000.

The Corporation's year-to-date net interest margin decreased from 4.17% as of September 30, 2000 to 3.84% as of September 30, 2001, due to an increase in the average cost of interest bearing liabilities and a decrease in the average yield on earning assets. The Corporation's 2001 third quarter net interest margin of 3.80% reflects a decline from 4.07% for the same period in 2000. This decline was the result of a decline in the yield on earning assets for the period partially offset by a decline in the average cost on interest bearing liabilities.

PROVISIONS FOR LOAN LOSSES

The Corporation recorded a $675,000 and $225,000 provision for loan losses for the nine and three month periods ended September 30, 2001, compared with a $675,000 and $225,000 provision for the same periods in 2000. Provisions for loan losses are charged to income to maintain the reserve for loan losses at a level that management considers appropriate based on the factors discussed below in the "Reserve for Loan Losses" section.

The provision for loan losses for the nine months ended September 30, 2001, compared to the first nine months of 2000 provision was affected by the following factors:

o Total non-performing assets and loans 90 days past due as of September 30, 2001 were $1,406,703 increasing only $69,993 compared to September 30, 2000. An increase in loans 90 days past due and still accruing interest of $325,172 was partially offset by a $202,297 decrease in outstanding loans on nonaccrual status and a $113,829 decrease in other real estate owned. The result of these changes was an improvement in the ratio of reserve for loan losses to non-performing assets and past due loans to 258.27%, at September 30, 2001, from 248.33% at September 30, 2000.

o The continued improvement in net loan loss experience in relation to average loans outstanding, which further supported the use of existing individual loan portfolio loss factor assignments in calculating required formula reserves.

o The Corporation's consistent application of strict standards to the definitions of potential and well-defined weaknesses in the loan portfolio and the ongoing loan review process, which resulted in only a $131,796 increase in loans classified as substandard, doubtful or loss.

o The continued improvement in total loan delinquencies in relation to total loans outstanding despite relatively consistent, significant historical loan growth patterns suggesting the improvement in overall credit quality of the loan portfolio.

OTHER INCOME

Other income increased $659,452 to $2,026,978 for the nine months ended September 30, 2001 from $1,367,526 for the nine months ended September 30, 2000. Sales and calls of investment securities available for sale during the first nine months of 2001 resulted in net gains of $73,842 compared to net losses of $1,433 for the same period in 2000. Service fees increased to $871,220 for the first nine months of 2001, from $628,190 for the same period in 2000 principally due to $174,840 more in NSF charges collected in 2001 and also due to increases in checking account fees and savings account service charges of $28,667 and $35,576, respectively. Other operating income increased to $1,081,916 for the nine months ended September 30, 2001, from $740,769 for the same period in 2000. Contributing to this improvement was $216,990 in income generated from bank owned life insurance, which was purchased in December 2000. Higher average outstanding accounts receivable balances, purchased through NorthSide Bank's Cashflow Maximizer program, resulted in additional revenue of $49,060. Increases in title insurance premiums and ATM fees contributed $57,857 and $39,363, respectively, in additional income compared to the first nine months of 2000. Offsetting these increases was a $25,839 increase in net losses recognized on the sale of other assets and a decrease in checkbook commissions of $13,549 during the first nine months of 2001 compared to the first nine months of 2000.

Other income increased $182,368 to $662,445 for the three months ended September 30, 2001 from $480,077 for the three months ended September 30, 2000. Sales and calls of investment securities available for sale during the third quarter of 2001 resulted in net gains of $26,673 compared to net losses of $2,251 for the same period in 2000. Service fees increased to $290,894 for the third quarter of 2001, from $219,935 for the same period in 2000 as the result of a $53,238 increase in NSF charges collected in the third quarter of 2001 and also due to increases in checking account fees and savings account service charges of $6,436 and $11,317, respectively. Other operating income increased to $344,878 for the three months ended September 30, 2001 compared to $262,393 for the three months ended September 30, 2000. Contributing to this improvement was $72,330 in income generated from bank owned life insurance, which was purchased in December 2000. Increases in title insurance premiums and ATM fees contributed $21,555 and $19,112, respectively, in additional income compared to the first nine months of 2000. Offsetting these increases were slightly lower average outstanding accounts receivable balances, purchased through NorthSide Bank's Cashflow Maximizer program, which resulted in a decline in revenue of $6,718. Also, the Corporation experienced an increase in net losses on the sale of other assets of $18,898 compared to the prior year's third quarter.

OTHER EXPENSES

Total other expenses for the first nine months of 2001 increased $503,100 to $7,801,163 from $7,298,063 for the same period in 2000. Salaries and employee benefits increased $188,725 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased life insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank's new Franklin Park branch office, opened during the second quarter of 2001. Occupancy expense increased $45,849 compared to the same period in 2000 principally due to a $32,706 increase in rent related to the new branch opening and a $31,893 increase in insurance expense were offset by a $10,391 reduction in building maintenance expense due to non-recurring charges experienced during the first nine months of 2000 and also a $5,759 reduction in real estate tax expense. Equipment and supplies expense increased $4,172 due primarily to a slight timing difference in supplies ordering compared to the prior year. The $38,957 increase in data processing was due to $28,034 in additional expenses incurred related to increased automated teller machine transaction volume and also due to a $10,923 increase in charges incurred for third party data processing. FDIC insurance declined slightly for the first nine months of the year reflecting a lower premium assessment rate in 2001. Advertising expense increased $49,846 corresponding to the Bank's emphasis on promoting its new savings account product during the first quarter of 2001 and additional marketing related to the Franklin Park branch office opening and also the Bank's new business banking marketing campaign. Contributing to the $177,178 increase in other operating expenses was a $55,749 increase in asset recovery expenses related to unforeseen costs associated with maintaining and preparing certain other real estate owned for disposition. In addition, a postage expense increase of $25,957 was incurred primarily due to Financial Privacy Act policy mailings and a general increase in postal rates, telephone expense increased $23,368 due to upgrading and maintaining data communication lines, Cashflow Maximizer expense increased $29,522 related to increased transaction volume, Pennsylvania Shares tax increased $17,897 corresponding to overall company growth and title insurance premium expense was $42,692 for the period. Protection expense increased $16,513 due to enhanced security during renovation of the Cranberry Township branch facility and education expense increased 13,708 due to implementing a bank-wide sales and service training program during 2001. These increases were offset by a decrease in legal expense of $67,874 during the first nine months of 2001 compared to the first nine months of 2000.

Total other expenses for the third quarter of 2001 increased $159,726 to $2,588,429 from $2,428,703 for the same period in 2000. Salaries and employee benefits increased $44,473 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased life insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank's new Franklin Park branch office, opened during the second quarter of 2001. Occupancy expense increased $46,519 due to a $13,961 increase in insurance expense and $10,959 in non-recurring building maintenance expenses incurred during the third quarter of 2000. Also, contributing to the overall increase was $17,188 in additional rent expense related to the new branch opening. Equipment and supplies expense decreased $13,360 as increases in equipment maintenance contracts and stationery and supplies of $17,217 and $12,139, respectively, were offset by a $43,205 reduction in office expense. The $9,690 increase in data processing was primarily due to $9,922 in additional expenses incurred related to increased automated teller machine transaction volume. Advertising expense increased $16,779 corresponding to the Bank's increased emphasis on television and print media during the third quarter of 2001 compared to the same period in 2000 and additional marketing costs associated with the Franklin Park branch opening. Contributing to the $56,244 increase in other operating expenses were increases in education, Cashflow Maximizer, title insurance premium and financial services of $17,875, $14,443, $17,339 and $12,013, respectively. There were increases in various other expense categories during the first nine months on 2001 that, individually, are not considered significant. These increases were offset by a $50,652 decrease in legal expenses compared to the third quarter of 2000.

INCOME TAXES

The Corporation recorded an income tax provision of $1,695,000 for the nine months ended September 30, 2001 compared to $1,722,000 for the nine months ended September 30, 2000. The decrease in tax provision was primarily the result of higher pre-tax earnings offset by the impact of an increase in the proportion of tax-exempt investment securities and other tax-exempt earning assets to taxable earning assets. The effective tax rates for the first nine months of 2001 and 2000 were 31.0% and 32.6%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the first nine months of 2001 compared to the same period in 2000.

The Corporation recorded an income tax provision of $546,883 for the three months ended September 30, 2001 compared to $583,000 for the three months ended September 30, 2000. This decrease in tax expense was the result of higher pre-tax earnings offset by the impact of an increase in the proportion of tax-exempt investment securities and other tax-exempt assets to taxable earning assets. The effective tax rates for third quarter of 2001 and 2000 were 29.5% and 31.7%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the third quarter of 2001 compared to the same period in 2000.

FINANCIAL CONDITION

The Corporation's total assets increased $27,703,409 from $435,619,403 at December 31, 2000 to $463,322,812 at September 30, 2001. Securities available for sale increased $10,902,041 from $97,347,209 at December 31, 2000 to $108,249,250 at September 30, 2001. There were no securities held to maturity at September 30, 2001 or at December 31, 2000. Loans available for sale increased to $4,629,967 at September 30, 2001 from $1,326,432 at December 31, 2000. The loans available for sale at September 30, 2001 and December 31, 2000 were entirely comprised of Small Business Administration (SBA) loans. Net loans increased from $298,133,706 at December 31, 2000 to $315,868,471 at September 30, 2001.

INVESTMENT SECURITIES

Contributing to the investment securities available for sale increase during the first nine months of 2001 were U.S. Treasuries, mortgage-backed securities, obligations of state and political subdivisions, corporate bonds and marketable equity securities increases of $126,629, $15,117,001, $10,367,798, $6,051,796 and $389,951, respectively, while U.S. Government agencies decreased by $21,151,134, due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a $2,685,814 improvement in net, unrealized gains (losses) on investment securities available for sale principally due to a significant positive shift in overall market pricing during the first nine months of 2001, which favorably impacted the portfolio as a whole. As a member of the Federal Home Loan Bank
(FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. The fair value of marketable equity securities increased $389,951 during the first nine months of 2001, which was almost entirely due to the improvement in the valuation of bank stocks held within the portfolio.

A summary of investment securities available for sale is as follows:


                                                                                        SEPTEMBER 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       GROSS UNREALIZED
                                                                                            HOLDING
                                                               AMORTIZED        -------------------------------
                                                                  COST              GAINS             LOSSES        MARKET VALUE
--------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                     $  3,733,939      $     96,536      $         --      $  3,830,475
U.S. Government Agencies                                         8,123,901           127,183             5,768         8,245,316
Mortgage-backed Securities                                      60,626,547           798,158            90,115        61,334,590
Obligations of State and Political Subdivisions                 14,727,432           232,391            20,041        14,939,782
Other Bonds                                                     13,090,738            63,123           430,586        12,723,275
Marketable Equity Securities                                     5,260,887         1,914,925                --         7,175,812
--------------------------------------------------------------------------------------------------------------------------------
                                                              $105,563,444      $  3,232,316      $    546,510      $108,249,250
================================================================================================================================



                                                                                         DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       GROSS UNREALIZED
                                                                                            HOLDING
                                                               AMORTIZED        -------------------------------
                                                                  COST              GAINS             LOSSES        MARKET VALUE
--------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                     $ 3,707,761      $        --        $      3,915      $ 3,703,846
U.S. Government Agencies                                       29,781,606              970             386,126       29,396,450
Mortgage-backed Securities                                     46,974,936           28,832             786,179       46,217,589
Obligations of State and Political Subdivisions                 4,587,417           23,217              38,650        4,571,984
Other Bonds                                                     7,111,810            6,919             447,250        6,671,479
Marketable Equity Securities                                    5,183,687        1,609,694               7,520        6,785,861
--------------------------------------------------------------------------------------------------------------------------------
                                                              $97,347,217      $ 1,669,632        $  1,669,640      $97,347,209
================================================================================================================================

LOANS

Loans, net of deferred fees, increased to $321,524,249 at September 30, 2001 from $304,189,319 at December 31, 2000. Commercial loan development efforts resulted in an increase of $4,037,641 and $6,433,051 in nonresidential mortgages and commercial, financial and agricultural loans, respectively. A lease financing decline of $3,273,927 was due to lower new business activity combined with the repayment of leases resulting from a market trend toward more traditional commercial financing. This trend is anticipated to be temporary in nature. Increased production of indirect automobile loans corresponding to increased demand in the automobile market was the primary reason for the $12,693,538 increase in consumer loans to individuals. Residential mortgages declined by $3,220,716 corresponding to slower general market activity while lines of credit increased by $653,789. Non-accrual loans increased $21,012 since December 31, 2000.

                                                      SEPTEMBER 30,        DECEMBER 31,          INCREASE
                                                           2001                2000             (DECREASE)
------------------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                         $ 135,770,466       $  123,076,928     $   12,693,538
Mortgage:
   Nonresidential                                        75,560,771           71,523,130          4,037,641
   Residential                                           57,787,714           61,008,430        (3,220,716)
Commercial, Financial and Agricultural                   32,832,657           26,399,606          6,433,051
Lines of Credit                                           5,499,034            4,845,245            653,789
Lease Financing                                          13,923,653           17,197,580        (3,273,927)
Non-Accrual Loans                                           541,816              520,804             21,012
------------------------------------------------------------------------------------------------------------
Total Loans                                             321,916,111          304,571,723         17,344,388
Deferred Fees                                             (391,862)            (382,404)            (9,458)
------------------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                           $ 321,524,249       $  304,189,319     $   17,334,930
============================================================================================================

A loan is considered impaired when based upon current information and events; it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At September 30, 2001, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. There was no average recorded investment in impaired loans for the nine months ended September 30, 2001 and also for the nine months ended September 30, 2000. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first nine months of 2001.

NON-PERFORMING ASSETS

Non-performing assets and loans 90 days past due and still accruing interest increased to $1,406,703 at September 30, 2001 from $1,282,398 at December 31, 2000 due to an increase of $171,036 in loans 90 days past due and still accruing interest, offset by a $46,731 reduction in total non-performing assets.

The current quality of the loan portfolio can be demonstrated by the following table, which details total non-performing loans and past due loans:

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                            2001          2000
  ------------------------------------------------------------------------------------------------
  Non-accrual Loans                                                     $   541,816   $   520,804
  Other Real Estate Owned                                                    94,454       208,283
  Other Assets Held for Sale                                                179,192       133,106
  ------------------------------------------------------------------------------------------------
     Total Non-Performing Assets                                            815,462       862,193
  Loans 90 Days Past Due and Still Accruing Interest                        591,241       420,205
  ------------------------------------------------------------------------------------------------
     Total Non-Performing Assets and Past Due Loans                     $ 1,406,703   $ 1,282,398
  ================================================================================================

RESERVE FOR LOAN LOSSES

The Corporation's loan loss reserve at September 30, 2001 was $3,733,047 or 1.14% of total loans compared to $3,404,986 or 1.11% of total loans at September 30, 2000. Management believes that the loan loss allowance is appropriate based upon estimated losses.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:


                                                                            FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
  --------------------------------------------------------------------------------------------------
                                                                              2001         2000
  --------------------------------------------------------------------------------------------------
  Reserve for Loan Losses at Beginning of Year                            $ 3,364,704   $ 3,088,257
  Charge-offs:
     Commercial, Financial, and Agricultural Loans                             39,746        10,711
     Real Estate Mortgage Loans                                                    --        24,100
     Installment Loans                                                        287,620       281,210
     Lease Financing                                                           43,104        70,983
  --------------------------------------------------------------------------------------------------
  Total Charge-offs                                                           370,470       387,004
  Recoveries:
     Commercial, Financial, and Agricultural Loans                             13,004            --
     Real Estate Mortgage Loans                                                   350            --
     Installment Loans                                                         48,519        28,133
     Lease Financing                                                            1,940           600
  --------------------------------------------------------------------------------------------------
  Total Recoveries                                                             63,813        28,733
  --------------------------------------------------------------------------------------------------
  Net Charge-offs                                                             306,657       358,271
  Provisions for Loan Losses                                                  675,000       675,000
  --------------------------------------------------------------------------------------------------
  Reserve for Loan Losses at End of Period                                $ 3,733,047   $ 3,404,986
  ==================================================================================================

The Corporation's policies provide for loan loss reserves to adequately protect against estimated unidentified and/or identified loan losses consistent with sound and prudent banking practice. These policies consider historical data of actual losses and loans classified by specific loan credit evaluation. They also consider loan delinquency and economic conditions.

The Corporation follows a loan review program to evaluate the credit risk in its loan portfolio for substantially all loans greater than $50,000. Through the loan review process, the Corporation maintains a classified account list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the asset. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require charge-off if immediately liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent or on nonaccrual status. As of September 30, 2001, substandard loans totaled $1,422,071 and doubtful loans totaled $763,725. All substandard and doubtful loans were designated as delinquent or nonaccrual as of September 30, 2001.

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

The Corporation establishes specific reserves for estimated problem loans as determined by its loan review program described above. The specific reserves on these loans are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" taking into account the credit's current operating status, pledged collateral and plans of action for resolving any deficiencies. The specific reserves are usually only considered for the Corporation's commercial loan portfolio.

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

The composition of the Corporation's reserve for loan losses is as follows at September 30, 2001 and 2000:


                                                                    September 30,
                                                              --------------------------
                                                                2001           2000
          ------------------------------------------------------------------------------
          Specific Reserves                                  $  671,814      $  540,018

          Formula Reserves                                    2,494,229       2,323,124

          Unallocated Reserves                                  567,004         541,844
          ------------------------------------------------------------------------------

                   Total                                     $3,733,047      $3,404,986
          ==============================================================================

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

Specific reserves increased $131,796 from $540,018 at September 30, 2000, to $671,814 at September 30, 2001, largely due to a $698,388 increase in loans classified as substandard, primarily resulting from the downgrading of one significant commercial loan which has sufficient collateral to limit any potential loss, and a $150,447 increase in loans classified as doubtful. At September 30, 2001, total classified loans were $2,191,333 compared to $1,425,603 at September 30, 2000. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these loans may change in the event that there is evidence of an improvement or further deterioration in a customer's ability to satisfy contractual requirements.

The formula reserve portion of the reserve for loan losses increased $171,105 to $2,494,229 at September 30, 2001, from $2,323,124 at September 30, 2000, corresponding to the overall increase in loans outstanding and most notable, increases in commercial and installment loans.

At September 30, 2001, the unallocated reserve portion of the reserve for loan losses increased by $25,160 to $567,004 from $541,844. The unallocated reserve portion was maintained at relatively the same level as the prior year due to the anticipated impact on certain borrowers of sustained local and national economic conditions. There has been an overall improvement in loan delinquencies and historical loss experience. However, management feels that market uncertainty and low growth expectations in the local and national economy are such that recent historical delinquency and loss experience have the potential to have a more significant impact in the relative near term. New loan volumes and loan terms appear consistent with historical trends with regard to credit quality and proportionate composition. In evaluating the appropriateness of the unallocated reserve, we considered the following factors:

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

LIABILITIES

Total liabilities were $426,687,599 at September 30, 2001, an increase of $24,708,782 from December 31, 2000. The increase was largely the result of an increase in total deposits of $15,527,595 and total borrowed funds of $7,000,000. The increase in borrowed funds was primarily used to supplement funding for loan growth during the first nine months of 2001.

DEPOSITS

Total deposits increased $15,527,595 from $307,077,815 at December 31, 2000 to $322,605,410 at September 30, 2001. Contributing to the overall increase were increases in savings deposits, money market accounts and time deposits over $100,000 and other time deposits of $14,699,774, $1,928,507, $1,360,212,
$2,364,443, respectively, offset by decreases in non-interest bearing demand deposits and interest bearing demand deposits of $1,749,322 and $3,076,019, respectively.

The composition of deposits is shown in the following table:

                                                              SEPTEMBER 30,      DECEMBER 31,        INCREASE
                                                                  2001               2000           (DECREASE)
----------------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                                   $  64,325,766     $  66,075,088     $ (1,749,322)
Interest Bearing Demand                                          26,773,301        29,849,320       (3,076,019)
Savings                                                          62,513,964        47,814,190        14,699,774
Money Market Account                                             57,413,849        55,485,342         1,928,507
Time Deposits equal to or more than $100,000                     18,482,251        17,122,039         1,360,212
Time Deposits less than $100,000                                 93,096,279        90,731,836         2,364,443
----------------------------------------------------------------------------------------------------------------
Total Deposits                                                $ 322,605,410     $ 307,077,815     $  15,527,595
================================================================================================================

TOTAL BORROWED FUNDS

At September 30, 2001, the Corporation had total borrowed funds of $94,000,000. There are no advances that will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. All such advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

SHAREHOLDERS' EQUITY

Consolidated shareholders' equity increased $2,994,627 from $33,640,586 at December 31, 2000 to $36,635,213 at September 30, 2001. This increase was the result of the retention of earnings and an increase in accumulated other comprehensive income, which is comprised entirely of unrealized holding gains/losses on investment securities classified as available for sale. These increases were offset by the purchase of treasury stock and payment of cash dividends to shareholders.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at September 30, 2001 was 10.14% compared to 10.63% at December 31, 2000. The Corporation's total risk-based capital ratio at September 30, 2001 was 11.47% compared to 11.93% at December 31, 2000. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At August 31, 2001, a simulation analysis assuming a one-time 200 basis point increase in interest rates results in a positive impact of approximately 2% or $417,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates resulted in a negative impact to projected net interest income of 3% or approximately $593,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at August 31, 2001. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset / liability composition or repricing characteristics of individual portfolios, which would materially affect the results of the analysis, performed as of August 31, 2001. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of September 30, 2001.

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

Operating activities provided net cash of $5,168,112 during the first nine months of 2001, compared to net cash provided of $5,167,448 during the first nine months of 2000. The primary source of operating cash flows for 2001 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $30,377,073 during the first nine months of 2001, compared to net cash used of $32,101,440 during the first nine months of 2000. Proceeds from sales, repayments and maturities of investment securities available for sale, combined with increases in outstanding retail deposit balances and wholesale borrowings, were primarily used to fund growth in the loan portfolios and also reinvested in investment securities available for sale.

Financing activities provided cash of $20,004,281 and $28,875,951 for the first nine months of 2001 and 2000, respectively. A net increase in total borrowed funds and total deposits provided cash while cash was used by repayment of borrowings, the payment of cash dividends to shareholders and purchases of treasury stock.

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


                                         NSD BANCORP, INC.
                                           (Registrant)


Dated:  August 14, 2001    /S/ Lloyd G. Gibson
                           ---------------------------------------------
                           Lloyd G. Gibson,
                           President and Chief Executive Officer



Dated:  August 14, 2001    /S/ James P. Radick
                           ---------------------------------------------
                           James P. Radick, Treasurer
                           (Principal Financial and Accounting Officer)