Form 10-K
period 2001-12-31
NSD BANCORP INC
filed 2002-03-26
CIK 898624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                    Form 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 2001.

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from___________ to____________.

                         Commission File No.  0-22124
                                              -------

                                NSD Bancorp, Inc.
                                -----------------
             (Exact name of Registrant as specified in its charter)

Commonwealth of Pennsylvania                            25-1616814
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           5004 McKnight Road, Pittsburgh, Pennsylvania  15237
             (Address of principal executive offices)      (Zip Code)

                                (412)   231-6900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class              Name of each exchange on which registered

     -------------------              ------------------

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

                  YES___X___       NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([sec]229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____________

The aggregate market value of Common Stock, $1.00 par value, held by non-affiliates of March 1, 2002, was $61,968,147.

The number of shares outstanding of the Registrant's Common Stock as of March 1, 2002 was 2,936,879.

Documents Incorporated By Reference:
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on April 23, 2002, are incorporated by reference into Part III.

                        Number of Pages in this Filing 6
                                                       -

                                NSD BANCORP, INC.
                                    Form 10-K
                  For the Fiscal Year Ended December 31, 2001

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

Part I

ITEM 1. BUSINESS
------- --------

NSD Bancorp, Inc. (the "Corporation") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation became a holding company upon acquiring all of the outstanding shares of NorthSide Bank through an exchange of stock on August 2, 1993. At December 31, 2001, the Corporation had total assets, deposits and shareholders' equity of $479,269,794, $340,983,291 and $36,673,164, respectively. Full-time equivalent employees of the Corporation were 143 at December 31, 2001.

The Corporation derives substantially all of its income from banking and bank-related services provided by its wholly-owned subsidiary, NorthSide Bank (the Bank). The Bank is a state chartered bank with eleven branch locations at December 31, 2001. The Corporation is subject to periodic examination and regulation by the Federal Reserve Bank. As a state chartered bank, NorthSide Bank is subject to periodic examination and regulation by the Pennsylvania Department of Banking and the FDIC. The Bank is a full-service bank offering retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, wire transfers, money orders and traveler's checks. Services to commercial customers are also offered, including real estate mortgage loans, lines of credit, inventory and accounts receivable financing and equipment leasing. NorthSide Bank operates twelve automatic teller machines to provide 24 hour banking services to its customers. The Bank's deposits are derived from more than 50,000 individual and commercial accounts. There is no single depositor or group of related depositors, the loss of whom would have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries to any material extent.

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

The Bank's business is not seasonal in nature, nor does it depend on any single customer or a few customers, the loss of any one or more of which would be a materially adverse effect on its business. A further description of the Corporation's business and discussion of operations is set forth on page 9 in the Corporation's 2001 Annual Report to Shareholders included in this Form 10-K as Exhibit 13 which description is incorporated herein by reference.

ITEM 2. PROPERTIES
------- ----------

The Corporation's principal office is located at 5004 McKnight Road, Pittsburgh, Pennsylvania. The Bank's main office is located at 100 Federal Street, Pittsburgh, Pennsylvania. Including the main office, the Bank has a total of eleven branch offices located as listed below. The Bank owns the four-story building located on Federal Street. The Bank also owns its Cranberry Township, Ross Township, Pine Creek and West View branch offices, although it leases the land on which the Pine Creek Shopping Center branch office is located. The Bank's Hampton Township, McCandless Township, Allegheny Professional Building, Duncan Manor, Pittsburgh Cultural District and Franklin Park branch offices and the Pine Creek Shopping Center land are operated under leases that contain various renewal option periods extending through January, 2006.

                            Location Name and Address
                            -------------------------

Pittsburgh-North Side                              Ross Park
100 Federal Street                                 5004 McKnight Road
Pittsburgh, PA  15212                              Pittsburgh, PA  15237

Allegheny Professional Building                    Pine Creek
490 East North Avenue                              Pine Creek Shopping Center
Pittsburgh, PA  15212                              9805 McKnight Road
                                                   McCandless, PA  15237
West View
728 Center Avenue                                  Duncan Manor
West View, PA  15229                               Duncan Plaza
                                                   1701 Duncan Avenue
McCandless Township                                Allison Park, PA  15101
Perry Highway and Ingomar Road
McCandless, PA  15237                              Pittsburgh Cultural District
                                                   701 Liberty Avenue
Cranberry Township                                 Pittsburgh, PA 15222
Route 19N at St. Francis Way
Cranberry, PA  16066                               Franklin Park
                                                   2000 Corporate Drive at
Hampton Township                                   Brandt School Road
Shoppers Plaza at Route 8                          Wexford, PA 15090
Hampton, PA  15101

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

The Corporation is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

No matter was submitted by the Corporation to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------- ---------------------------------------------------------------------

The Corporation's Common Stock is traded on the NASDAQ National Market System under the symbol NSDB. The information set forth under the captions "Regulatory Restrictions" and "Sales Price and Cash Dividends per Share" on pages 20 and 40, respectively, of the 2001 Annual Report is incorporated herein by reference. As of March 12, 2002, the Corporation had 383 shareholders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

Incorporated by reference is the information presented on pages 27 and 30 of the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Incorporated by reference is the information presented on pages 29 to 43 of the 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------- ---------------------------------------------------------

Incorporated by reference to the information presented on pages 41 to 42 of the 2001 Annual Report attached as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

Incorporated by reference is the information presented on pages 4 to 27 of the 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

Incorporated by reference is the information presented on pages 4, 5 and 7 of the Proxy Statement for the Annual Shareholders Meeting to be held April 23, 2002.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

Incorporated by reference is the information presented on pages 7, 8, 9 and 10 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 23, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

Incorporated by reference is the information presented on pages 3, 10, 12 and 13 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 23, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

Incorporated by reference is the information presented on page 13 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 23, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------

Consolidated Financial Statements Filed:
The consolidated financial statements and report of the Registrant's independent accountant thereon are incorporated by reference to the pages indicated in the said Annual Report.

Consolidated Financial Statements:
NSD Bancorp, Inc. and Subsidiary
     Consolidated Balance Sheets, page 4
     Consolidated Statements of Income, page 5
     Consolidated Statements of Cash Flows, page 6
     Consolidated Statements of Comprehensive Income, page 7
     Consolidated Statements of Changes in Shareholders' Equity, page 8 Notes to Consolidated Financial Statements, pages 9-27
     Independent Auditor's Report, page 28

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

     11. Statement re: Computation of Earnings Per Share (incorporated by reference to p. 11 of 2001 Annual Report, attached as Exhibit 13, hereto.)

     13.   2001 Annual Report to Shareholders is presented within.

     21.   Subsidiaries of the Registrant are presented within.

     23.1 Consent of Deloitte & Touche LLP, Independent Certified Public Accountants is presented within.


Reports on Form 8-K
      None.

                                   SIGNATURES
                                   ----------

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


                                                              NSD BANCORP, INC.
                                                              ----------------
                                                                   (Registrant)

Dated:   March 26, 2002                     By   /S/  Lloyd G. Gibson
                                               --------------------------
                                               Lloyd G. Gibson
                                               President and Chief
                                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002:

/S/ Lawrence R. Gaus          Lawrence R. Gaus, Chairman of the Board, Director
---------------------------

/S/ Lloyd G. Gibson           Lloyd G. Gibson, President and Chief Executive
---------------------------      Officer, Director
                              (Principal Executive Officer)

/S/ James P. Radick           James P. Radick, Treasurer
---------------------------   (Principal Financial and Accounting Officer)

/S/ William R. Baierl         William R. Baierl, Director
---------------------------

/S/ John C. Brown Jr.         John C. Brown, Jr., Director
---------------------------

/S/ Grant A. Colton Jr.       Grant A. Colton, Jr., Director
---------------------------

/S/ Nicholas C. Geanopulos    Nicholas C. Geanopulos, Director
---------------------------

/S/ Gus P. Georgiadis         Gus P. Georgiadis, Director
---------------------------

/S/ Charles S. Lenzner        Charles S. Lenzner, Director
---------------------------

/S/ David J. Malone           David J. Malone, Director
---------------------------

/S/ Kenneth L. Rall           Kenneth L. Rall, Director
---------------------------

/S/ Arthur J. Rooney II       Arthur J. Rooney, II, Director
---------------------------