Form 10-Q
period 2002-03-31
NSD BANCORP INC
filed 2002-05-14
CIK 898624

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

                        YES      X          NO
                               -----           -----


The number of shares outstanding of the Registrant's common stock as of May 1, 2002 was:

         Common Stock, $1.00 par value  -  2,929,879 shares outstanding

                               NSD BANCORP, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 2002

                                     INDEX

                                                                Page
                                                                ----
Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2002
           and December 31, 2001                                  3

           Consolidated Statements of  Income For the Three
           Months Ended March 31, 2002 and 2001                   4

           Consolidated Statements of Cash Flows For the Three
           Months Ended March 31, 2002 and 2001                   5

           Consolidated Statements of Comprehensive Income For
           the Three Months Ended March 31, 2002 and 2001         6

           Notes to Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    8

Part II.   Other Information                                     16

Item 6.    Exhibits and Reports on Form 8K                       16

                               NSD BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                                          March 31,            December 31,
                                                                                            2002                   2001
ASSETS
Cash and Due From Banks                                                              $      12,519,530      $      15,403,917
Federal Funds Sold                                                                             700,000             11,300,000
Investment Securities Available for Sale at Market Value (Amortized Cost of
 $122,844,002 at March 31, 2002 and $115,597,738 at December 31, 2001)                     123,460,828            117,098,802
Loans Held for Sale                                                                          4,556,727              4,570,679
Loans, Net of Deferred Fees                                                                326,758,153            318,649,706
Unearned Income                                                                             (1,633,511)            (1,811,283)
Reserve for Loan Losses                                                                     (4,265,740)            (4,090,508)
------------------------------------------------------------------------------------------------------------------------------
     Loans, Net                                                                            325,415,629            317,318,594
Premises and Equipment, Net                                                                  2,615,355              2,502,749
Accrued Interest Receivable                                                                  2,487,230              2,442,796
Other Real Estate Owned and Assets Held for Sale                                               348,621                288,298
Other Assets, Net of Reserve of $200,000 and $200,000, Respectively                         16,085,471             12,914,638
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $     483,632,664      $     479,269,794
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest Bearing                                                              $      67,892,480      $      66,992,372
    Interest Bearing                                                                       277,641,715            273,990,919
-----------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                         345,534,195            340,983,291
Advances from Federal Home Loan Bank and Other Borrowings                                   94,000,000             94,000,000
-----------------------------------------------------------------------------------------------------------------------------
    Total Borrowed Funds                                                                    94,000,000             94,000,000
Accrued Interest Payable                                                                     5,865,240              5,768,912
Other Liabilities                                                                            1,728,526              1,844,427
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                          447,127,961            442,596,630
Common Stock $1 Par Value; 10,000 shares authorized, 3,174,521 issued and
 2,930,879 outstanding at March 31, 2002 and 3,170,288 issued and 2,944,312
 outstanding at December 31, 2001                                                            3,174,521              3,170,288
Treasury Stock at cost, 243,642 shares at March 31, 2002 and 225,976
   shares at December 31, 2001                                                              (4,527,608)            (4,147,792)
Capital Surplus                                                                             18,435,439             18,386,732
Accumulated Other Comprehensive Income                                                         407,106                990,703
Retained Earnings                                                                           19,015,245             18,273,233
-----------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                  36,504,703             36,673,164
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 483,632,664      $     479,269,794
=============================================================================================================================

 See notes to consolidated financial statements.

                               NSD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)

                                                                                   For the Three Months Ended March 31,
                                                                                  -------------------------------------
                                                                                          2002                2001
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                                               $     6,067,354      $    6,197,791
Investment Securities
     Taxable                                                                              1,311,747           1,437,327
     Tax-Exempt                                                                             173,633              78,775
     Dividends                                                                               74,697              99,603
Interest Bearing Deposits                                                                     2,094               4,352
Federal Funds Sold                                                                           37,402             146,263
-----------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                                7,666,927           7,964,111

INTEREST EXPENSE
Deposits                                                                                  2,187,896           2,723,386
Federal Funds Purchased                                                                          63                  --
FHLB Advances and Other Borrowings                                                        1,343,744           1,307,972
-----------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                    3,531,703           4,031,358
Net Interest Income                                                                       4,135,224           3,932,753
Provision for Loan Losses                                                                   240,000             225,000
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                                       3,895,224           3,707,753

OTHER INCOME
Net Investment Securities Gains                                                               9,711              36,002
Service Fees                                                                                256,034             286,251
Other Operating Income                                                                      390,575             376,246
-----------------------------------------------------------------------------------------------------------------------
Total Other Income                                                                          656,320             698,499

OTHER EXPENSES
Salaries and Employee Benefits                                                            1,276,248           1,201,407
Occupancy Expense                                                                           233,080             194,836
Equipment and Supplies                                                                      333,467             304,531
Data Processing                                                                             202,819             190,001
FDIC Insurance                                                                               10,961              14,013
Advertising                                                                                  39,177              78,262
Other Operating Expenses                                                                    541,241             565,865
-----------------------------------------------------------------------------------------------------------------------
Total Other Expenses                                                                      2,636,993           2,548,915

Income Before Income Taxes                                                                1,914,551           1,857,337
Provision for Income Taxes                                                                  584,990             622,117
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                          $     1,329,561      $    1,235,220
=======================================================================================================================

NET INCOME PER COMMON SHARE

Net Income - Basic                                                                  $           .45      $          .41
Net Income - Diluted                                                                $           .45      $          .41
Common Dividends Declared and Paid Per Share                                        $           .20      $          .18
Weighted Average Shares Outstanding - Basic                                               2,935,702           2,995,977
Weighted Average Shares Outstanding - Diluted                                             2,973,331           3,011,866


See notes to consolidated financial statements.

                               NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                        2002             2001
------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                          $   1,329,561    $   1,235,220
Adjustments to Net Income:
   Provision for Loan Losses                                                              240,000          225,000
   Gain on Sale of Investment Securities Available for Sale                                (9,711)         (36,001)
   Loss on Sale of Other Assets                                                                91           16,221
   Gain on Loan Sales                                                                      (9,687)              --
   Loss on Disposition of Premises and Equipment                                            2,276            4,265
   Depreciation and Amortization                                                          134,655          174,185
   Net Premium Amortization                                                                94,335           39,938
   (Increase) Decrease in Accrued Interest Receivable                                     (44,434)         220,222
   Increase (Decrease) in Accrued Interest Payable                                         96,328         (242,895)
   Increase in Cash Surrender Value of Bank-Owned Life Insurance                          (68,700)              --
   Increase in Other Assets                                                              (879,219)        (347,336)
   Deferred Loan Fees, Net                                                                (27,755)           9,466
   Decrease in Other Liabilities                                                         (140,128)        (658,995)
------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                 717,612          639,290
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Investment Securities Available for Sale                       2,062,240       11,208,946
   Proceeds from Repayments and Maturities of Investment Securities
       Available for Sale                                                               9,479,291        7,872,534
   Purchases of Investment Securities Available for Sale                              (18,856,017)     (28,599,923)
   Purchase of Bank-Owned Life Insurance                                               (1,914,447)              --
   Proceeds from Sales of Other Real Estate Owned                                         101,279           57,774
   Net Increase in Loans                                                               (8,808,979)         (16,547)
   Proceeds from Loan Sales                                                               347,691               --
   Purchases of Premises and Equipment                                                   (249,536)         (53,522)
------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                                 (17,838,478)      (9,530,738)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Demand and Savings Accounts                                          4,041,040        5,097,833
   Net Increase in Certificates of Deposit                                                509,864        1,047,496
   Proceeds from Federal Home Loan Bank Advances and Other Borrowings                          --        7,000,000
   Proceeds from the Exercise of Common Stock Options                                      52,940               --
   Treasury Stock Purchased                                                              (379,816)         (88,750)
   Cash Dividends Paid                                                                   (587,549)        (542,601)
------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                               3,636,479       12,513,978
------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                      (13,484,387)       3,622,530
Cash and Cash Equivalents at Beginning of Period                                       26,703,917       22,227,012
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $  13,219,530    $  25,849,542
==================================================================================================================

See notes to consolidated financial statements.

                               NSD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)



                                                                                   For the Three Months Ended March 31,
                                                                             ----------------------------------------------
                                                                                      2002                       2001
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $       1,329,561         $        1,235,220
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period                             (874,527)                 1,822,893
Less: reclassification adjustment for gain realized in net income                          9,711                     36,002
---------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                           (884,238)                 1,786,891
---------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income                                                              (884,238)                 1,786,891
Tax Expense (Benefit) at 34%                                                            (300,641)                   607,542
---------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Net of Tax                                                  (583,597)                 1,179,349
---------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                     $         745,964         $        2,414,569
===========================================================================================================================

See notes to consolidated financial statements.

                               NSD Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                                  (unaudited)


1.  Principles of Consolidation:

The consolidated financial statements of NSD Bancorp, Inc. (the "Corporation") include the accounts of the Corporation and wholly owned subsidiary, NorthSide Bank, a community bank operating eleven branch offices located in Western Pennsylvania, and NorthSide Bank's wholly owned subsidiary, NSB Financial Services, LLC. NSB Financial Services, LLC is a limited liability corporation which operates as a licensed title insurance agency providing title searches and other real estate settlement services to the general public. Material intercompany accounts and transactions have been eliminated.

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

3.   Recent Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Additional provisions of SFAS No. 141 include the reclassification of certain existing recognized intangibles to goodwill and reclassification of certain intangibles out of previously reported goodwill upon adoption. Implementation of SFAS No. 141 did not have a material impact on the Corporation's financial condition or results of operations.

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Implementation of SFAS No. 142 did not have a material impact on the Corporation's financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not recoverable. If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to result from the use and disposition of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and the market value of the asset. This statement also requires measurement of long-lived assets classified as held for sale at the lower of their carrying amount or fair value less cost to sell and to cease depreciation or amortization on these assets. Implementation of SFAS No. 144 did not have a material impact on the Corporation's financial condition or results of operations.

On March 13, 2002, the Financial Accounting Standards Board ("FASB") cleared Statement 133, Implementation Issue No. C13, "When a Loan Commitment is Included in the Scope of Statement 133," ("C13"). Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. C13 requires entities to account for certain loan commitments as derivative instruments when the entity has the intent to hold the loan for resale. Management is currently evaluating what effect C13 will have on the corporation's financial condition and results of operations.

4.  Reclassifications

For comparative purposes, reclassifications have been made to certain amounts previously reported in the Consolidated Financial Statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Results of Operations

Net income for the three months ended March 31, 2002 was $1,329,561 an increase of $94,341 from $1,235,220 for the three months ended March 31, 2001. Contributing to the increase were increases in other operating income of $14,329 and net interest income of $202,471 and decreases in FDIC insurance, advertising, other operating expenses and provision for income taxes of $3,052, $39,085, $24,624 and $37,127, respectively. Offsetting these increases to net income were increases in salaries and employee benefits, occupancy expense, equipment and supplies and data processing of $74,841, $38,244, $28,936 and $12,818, respectively, for the three months ended March 31, 2002 compared to the same period in 2001. The Corporation's annualized return on average assets
(ROA) for the first three months of 2002 was 1.13% compared to 1.14% for the first three months of 2001. This slight decrease reflects the impact of significant growth in average assets and compression in the net interest margin. Annualized return on average equity (ROE) was 14.85% for the first quarter of 2002 compared to 14.67% for the same period in 2001. The increase in 2002 ROE compared to 2001 reflects the increase in net income and the impact of treasury stock purchases on average equity.

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

Total tax-equivalent interest income decreased $256,253 during the three months ended March 31, 2002 as compared to the same period in 2001 primarily due to a decline in the yield on average earning assets to 6.99% at March 31, 2002 from 7.86% at March 31, 2001 and a $1,665,556 decrease in average fed funds sold. These decreases were offset by a $36,604,332 increase in average earning assets which was comprised of an increase in average loans of $21,649,824 and a $16,061,504 increase in average investment securities outstanding.

Total interest expense decreased $499,655 during the three months ended March 31, 2002 compared to the same period in 2001 largely due to a decline in the average cost of such funds to 3.88% at March 31, 2002 from 4.87% at March 31, 2001. This decrease was offset by a $33,337,635 increase in average interest bearing liabilities which was comprised of increases in average interest bearing deposits and FHLB advances of $29,779,858 and $3,544,444, respectively.

The Corporation's year-to-date net interest margin decreased from 3.91% as of March 31, 2001 to 3.81% as of March 31, 2002, due to a decrease in the average yield on earning assets offset by a decrease in the average cost of funds.

Provisions for Loan Losses

The Corporation recorded a $240,000 provision for loan losses for the three months ended March 31, 2002, compared with a $225,000 provision for the same period in 2001. Provisions for loan losses are charged to income to maintain the reserve for loan losses at a level that management considers appropriate based on the factors discussed below in the "Reserve for Loan Losses" section.

The provision for loan losses for the three months ended March 31, 2002, compared to the first quarter of 2001 provision was affected by the following factors:

  . Total non-performing assets and loans past due 90 days as of March 31, 2002 were $2,256,757 increasing $835,365 compared to March 31, 2001, while total loans outstanding increased $26,299,372 over the same period. As a result of the increase in total loans 90 days past due and nonaccrual loans, the ratio of reserve for loan losses to non-performing assets and past due loans decreased to 191.18%, at March 31, 2002, from 244.88% at March 31, 2001.

  . The Corporation's recent loan performance can be closely correlated to industry statistics, which indicate a trend toward rising loan delinquencies and bankruptcy filings throughout the industry as a whole.

  . Management's expectation that local and national economies will continue to exhibit characteristics of a recessionary trend impacting business growth and employment projections.

  . The continued improvement in net loan loss experience in relation to average loans outstanding, which further supported the use of existing loan portfolio loss factor assignments in calculating required formula reserves.

  . The Corporation's consistent application of strict standards to the definitions of potential and well-defined weaknesses in the loan portfolio and the ongoing loan review process, which resulted in a $3,060,123 increase in loans classified as substandard, doubtful or loss. Of this increase, $2,488,643 can be attributed to classifying loans associated with three business banking relationships as substandard.

Other Income

Other income decreased $42,179 to $656,320 for the three months ended March 31, 2002 from $698,499 for the three months ended March 31, 2001. Sales and calls of investment securities available for sale during the first quarter of 2002 resulted in net gains of $9,711 compared to a $36,002 gain for the same period in 2001. Service fees decreased to $256,034 for the first three months of 2002, from $286,251 for the same period in 2001 principally due to decreases of $13,961, $9,789, and $5,134 in NSF charges, checking account fees and savings account service charges, respectively. Other operating income increased to $390,575 for the three months ended March 31, 2002 from $376,246 for the three months ended March 31, 2001. Contributing to this improvement was an $18,119 increase in net gains recognized on the sale of other assets held for sale and a $9,687 net gain recognized on the sale of loans. Title insurance premiums and ATM fees contributed $8,166 and 6,909, respectively, in additional first quarter 2002 income compared to the same period in 2001. Offsetting these increases was a $29,988 decrease in Cashflow Maximizer service fees due to lower overall turnover in accounts receivable purchases primarily resulting from the phasing out of two customer relationships within the portfolio.


Other Expenses

Total other expenses for the first quarter of 2002 increased $88,078 to $2,636,993 from $2,548,915 for the same period in 2001. Salaries and employee benefits increased $74,841 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased medical insurance costs to the Corporation. Occupancy expense and equipment and supplies increased $38,244 and $28,936, respectively, offset by a $3,502 decrease in FDIC insurance. The $12,818 increase in data processing was due almost entirely to expenses incurred related to increased automated teller machine transaction volume. Advertising expense decreased $39,085 corresponding to the Bank's decreased emphasis on television media during the first quarter of 2002 compared to the same period in 2001. Contributing to the $24,624 decrease in other operating expenses was a $44,150 decrease in deposit premium amortization and a $37,980 decrease in asset recovery expenses. This decrease was offset by increases of $7,627, $9,746, $11,061, $6,276, and $6,839 in postage, telephone, correspondent bank service charges, installment loan expenses, and Pennsylvania shares tax, respectively.


Income Taxes

The Corporation recorded an income tax provision of $584,990 for the three months ended March 31, 2002 compared to $622,117 for the three months ended March 31, 2001. The decrease in tax expense was primarily the result of the benefit derived from a $10,602,945 increase in average outstanding tax-exempt earning assets. The effective tax rates for the first quarters of 2002 and 2001 were 30.5% and 33.5%, respectively. The decrease in effective tax rate is due mainly to the relative increase in income earned on tax-exempt earning assets.


Financial Condition

The Corporation's total assets increased $4,362,870 from $479,269,794 at December 31, 2001 to $483,632,664 at March 31, 2002. Securities available for sale increased $6,362,026. There were no securities classified as held to maturity during the first quarter of 2002. Loans available for sale decreased to $4,605,546 at March 31, 2002 from $4,619,647 at December 31, 2001 due to net repayments of SBA loans outstanding. Loans available for sale at March 31, 2002 and December 31, 2001 were entirely comprised of Small Business Administration
(SBA) loans. Net loans increased $8,097,035 to $325,415,629 at March 31, 2002 from $317,318,594 at December 31, 2001.


Investment Securities

Contributing to the investment securities available for sale increase during the first three months of 2002 were U.S Government agencies, obligations of state and political subdivisions, corporate bonds and marketable equity securities increases of $12,738,542, $171,107, $1,270,796 and $115,333, respectively, while
U.S. Treasuries and mortgage-backed securities decreased by $32,805 and $7,900,947, respectively, due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced an $884,238 decline in net unrealized gains on investment securities available for sale from December 31, 2001 to March 31, 2002 principally due to an adverse shift in market pricing impacting portfolio valuations during the first quarter of 2002. There were no investment securities classified as held to maturity during the first quarter of 2002. As a member of the Federal Home Loan Bank
(FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances. Marketable equity securities increased $115,333 during the first three months of 2002 almost entirely due to the improvement in the valuation of bank stocks held within the portfolio.

A summary of investment securities available for sale is as follows:

                                                                      March 31, 2002
----------------------------------------------------------------------------------------------------------
                                                                     Gross Unrealized
                                                                         Holding
                                                   Amortized     -------------------------
                                                     Cost          Gains         Losses       Fair Value
----------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                         $   1,652,801   $        --   $    74,516   $   1,578,285
U.S. Government Agencies                            19,542,413            --       159,187      19,383,226
Mortgage-backed Securities                          58,974,833       326,509       696,827      58,604,515
Obligations of State and Political                  14,819,684        78,169        53,735      14,844,118
 Subdivisions
Other Bonds                                         22,596,333        69,805       971,896      21,694,242
Marketable Equity Securities                         5,257,938     2,098,504            --       7,356,442
----------------------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale   $ 122,844,002   $ 2,572,987   $ 1,956,161   $ 123,460,828
==========================================================================================================

                                                                  December 31, 2001
----------------------------------------------------------------------------------------------------------
                                                                    Gross Unrealized
                                                                         Holding
                                                   Amortized     -------------------------
                                                     Cost          Gains         Losses       Fair Value
----------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                         $   1,658,992   $        --   $    47,902   $   1,611,090
U.S. Government Agencies                             6,553,153        91,531            --       6,644,684
Mortgage-backed Securities                          66,223,953       523,611       242,102      66,505,462
Obligations of State and Political                  14,722,070        48,975        98,034      14,673,011
 Subdivisions
Other Bonds                                         21,181,632        60,383       818,569      20,423,446
Marketable Equity Securities                         5,257,938     1,984,064           893       7,241,109
----------------------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale   $ 115,597,738   $ 2,708,564   $ 1,207,500   $ 117,098,802
==========================================================================================================

Loans

Loans, net of deferred fees, increased to $331,363,700 at March 31, 2002 from $323,269,353 at December 31, 2001. Commercial loan development efforts resulted in an increase of $6,777,264 in nonresidential mortgages and a $1,263,246 increase in commercial, financial and agricultural loans. Lease financing declined by $803,121 as a result of what is considered a temporary market trend toward more traditional commercial financing. An increase of $1,559,294 in consumer loans outstanding is partially due to expansion of the Bank's automobile dealer network and most significantly, to improvement in existing indirect automobile lending relationships. Residential mortgages declined by $1,423,848 corresponding to lower general market activity while lines of credit and nonaccrual loans increased by $698,617 and $9,241, respectively.

                                                        March 31,      December 31,       Increase
                                                          2002             2001          (Decrease)
-----------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                         $ 136,667,896    $ 135,108,602    $  1,559,294
Mortgage:
   Nonresidential                                        80,479,768       73,702,504       6,777,264
   Residential                                           57,162,160       58,586,008      (1,423,848)
Commercial, Financial and Agricultural                   32,836,303       31,573,057       1,263,246
Lines of Credit                                           6,727,603        6,028,986         698,617
Lease Financing                                          12,616,812       13,419,933        (803,121)
Loans Held for Sale                                       4,605,546        4,619,647         (14,101)
Nonaccrual Loans                                            643,900          634,659           9,241
-----------------------------------------------------------------------------------------------------
Total Loans                                             331,739,988      323,673,396       8,066,592
Deferred Fees                                              (376,288)        (404,043)         27,755
-----------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                           $ 331,363,700    $ 323,269,353    $  8,094,347
====================================================================================================

A loan is considered impaired when based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At March 31, 2002, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. There was no average recorded investment in impaired loans for the three months ended March 31, 2002 and also for the three months ended March 31, 2001. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first three months of 2002.

Non-Performing Assets

Non-performing assets and past due loans increased from $2,073,591 at December 31, 2001 to $2,256,757 at March 31, 2002 due to an increase of $69,564 in total non-performing assets and also a $113,602 increase in loans 90 days past due and still accruing.

The current quality of the loan portfolio is summarized in the following table which details total non-performing loans and past due loans:

                                                                                          March 31,    December 31,
                                                                                             2002          2001
-------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                                                          $   643,900   $   634,659
Other Real Estate Owned                                                                        76,454        76,454
Other Assets Held for Sale                                                                    272,167       211,844
-------------------------------------------------------------------------------------------------------------------
   Total Non-Performing Assets                                                                992,521       922,957
Loans 90 Days Past Due and Still Accruing                                                   1,264,236     1,150,634
-------------------------------------------------------------------------------------------------------------------
   Total Non-Performing Assets and Past Due Loans                                         $ 2,256,757   $ 2,073,591
===================================================================================================================


Reserve for Loan Losses

The Corporation's loan loss reserve at March 31, 2002 was $4,314,559 or 1.30% of total loans compared to $3,480,703 or 1.14% of total loans at March 31, 2001. Management anticipates that the loan loss reserve is adequate to absorb reasonably foreseeable losses on loans.

The Corporation's net charge-off by loan type in the reserve for loan losses, including reserves attributable to loans held for sale, were as follows:

                                                                                        For the Three Months Ended
                                                                                                  March 31,
                                                                                          2002                  2001
---------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year                                        $       4,139,476       $     3,364,704
Charge-Offs:
   Commercial, Financial, and Agricultural Loans                                                   --                22,029
   Real Estate Mortgage Loans                                                                      --                    --
   Installment Loans                                                                           65,630                94,523
   Lease Financing                                                                             20,320                    --
---------------------------------------------------------------------------------------------------------------------------
Total Charge-Offs                                                                              85,950               116,552
Recoveries:
   Commercial, Financial, and Agricultural Loans                                                   --                    --
   Real Estate Mortgage Loans                                                                     400                    --
   Installment Loans                                                                           17,633                 7,551
   Lease Financing                                                                              3,000                    --
---------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                                                               21,033                 7,551
---------------------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                                                                64,917               109,001
Provisions for Loan Losses                                                                    240,000               225,000
---------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Quarter                                           $       4,314,559       $     3,480,703
===========================================================================================================================

The Corporation's policies provide for loan loss reserves to adequately protect against potential unidentified and/or identified loan losses consistent with sound and prudent banking practice. These policies consider historical data of actual losses and loans classified by specific loan credit evaluation. They also consider loan delinquency and economic conditions.

The Corporation follows a loan review program to evaluate the credit risk in its loan portfolio for substantially all loans greater than $50,000. Through the loan review process, the Corporation maintains a classified account list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the asset. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require charge-off if immediately liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent or on nonaccrual status. As of March 31, 2002, substandard loans totaled $3,547,610 and doubtful loans totaled $1,188,339. All substandard and doubtful loans were designated as delinquent or nonaccrual as of March 31, 2002.

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

The Corporation maintains formula reserves for all loans not considered by the specific reserve method. Formula reserves are calculated for each pool of homogeneous loans based on a loan's risk rating, delinquency status and the historical charge-off experience pertaining to each loan type. The loss factors used in calculating formula reserves for substandard, doubtful and loss credits are based upon management's judgment of inherent risks associated within these loan classifications. Formula reserves, relative to loan delinquency status, are based on the type of loan and delinquency aging and are determined by management's judgment of the inherent risk of loss from these delinquency categories. The Corporation also establishes formula reserves for all loan types by applying a factor, based on corresponding historical charge-off percentages to each homogeneous pool of loans.

These formula reserves are based on the Corporation's historical charge-off experience. If current charge-off levels deviate from the Corporation's historical experience, the deviation will be reflected in the Corporation's ongoing formula reserves and will adjust the allowance for loan losses accordingly. The Corporation maintains an unallocated reserve taking into consideration the following factors:

  . General local and national economic and business conditions affecting key loan portfolios,
  . Credit quality trends (including current and expected trends in non-performing loans under existing conditions),
  .  Collateral values,
  .  Seasoning of the loan portfolio,,
  . Specific industry conditions within portfolio segments, . Duration of the current business cycle, . Delinquency and nonaccrual trends,
  . Recent loss experience in particular segments of the portfolio, . Changes in lending and collection practices, . Trends in volume and terms of loans, . Other external factors that could affect the ability of the Corporation's customers to repay their obligations.

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

The composition of the Corporation's reserve for loan losses, including reserves attributable to loans held for sale, is as follows at March 31, 2002 and 2001:

                                                                               March 31,
                                                            --------------------------------------------
                                                                          2002                  2001
--------------------------------------------------------------------------------------------------------
Specific Reserves                                                       $1,312,857            $  560,950
Formula Reserves                                                         2,554,250             2,296,550
Unallocated Reserves                                                       447,452               623,203
--------------------------------------------------------------------------------------------------------
     Total                                                              $4,314,559            $3,480,703
========================================================================================================


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

Specific reserves increased $751,907 from $560,950 at March 31, 2001, to $1,312,857 at March 31, 2002, largely due to a $2,589,820 increase in substandard loans, primarily resulting from the classifying of loans associated with three significant business banking relationships. Management does not consider the classifying of loans attributable to these relationships to be indicative of an adverse trend in overall loan portfolio performance or credit quality. Loans classified as doubtful also increased by $472,720 compared to the prior year. At March 31, 2002, total classified loans were $4,745,114 compared to $1,684,991 at March 31, 2001. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these loans may change in the event that there is evidence of an improvement or further deterioration in a customer's ability to satisfy contractual requirements.

The formula reserve portion of the reserve for loan losses increased $257,700 to $2,554,250 at March 31, 2002, from $2,296,550 at March 31, 2001, corresponding to the overall increase in loans outstanding and most notably to increases in commercial loans.

At March 31, 2002, the unallocated reserve portion of the reserve for loan losses decreased to $447,452 from $623,203 corresponding to the anticipated impact on certain borrowers due to sustained local and national economic conditions. There has been an overall improvement in historical loss experience since March 31, 2001. However, loan delinquencies have increased slightly as a percentage of outstanding loans from 1.23% at March 31, 2001 to 1.57% at March 31, 2002. Management feels that heightened market uncertainty and the expected slowing of growth in the local and national economy are such that recent historical delinquency and loss experience have the potential to be more significantly impacted in the relative near term. New loan volumes and loan terms appear consistent with historical trends with regard to credit quality and proportionate composition. In evaluating the appropriateness of the unallocated reserve, we considered the following factors:

  . Specific and inherent loss estimates, which are periodically adjusted based upon the most recent available information. There is, however, a possibility that the amount of actual losses may vary for estimated amounts. Consequently, estimation risk is present and should be provided for in assessing the appropriateness of the reserve for loan losses.

  . The adverse effects of changes in the current economic and interest rate environment on those borrowers who have a more leveraged financial profile.

Liabilities

Total liabilities were $447,127,961 at March 31, 2002, an increase of $4,531,331 from December 31, 2001. Contributing to the overall increase were increases in total deposits and accrued interest payable of $4,550,904 and $96,328, respectively. These increases were offset by a decrease in other liabilities of $115,901.

Deposits

Total deposits increased $4,550,904 from $340,983,291 at December 31, 2001 to $345,534,195 at March 31, 2002. Contributing to the overall increase were increases of $900,109, $4,244,429, $63,444 and $917,176 in non-interest bearing demand deposits, savings, money market deposits, and time deposits over $100,000, respectively, offset by decreases of $1,166,942 and $407,312 in interest bearing demand deposits and time deposits less than $100,000, respectively.

The composition of deposits is shown in the following table:


                                                                    March 31,      December 31,      Increase
                                                                      2002            2001          (Decrease)
--------------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                                       $  67,892,481   $  66,992,372   $    900,109
Interest Bearing Demand                                              31,336,453      32,503,395     (1,166,942)
Savings                                                              75,055,063      70,810,634      4,244,429
Money Market Account                                                 55,347,416      55,283,972         63,444
Time Deposits equal to or more than $100,000                         21,273,544      20,356,368        917,176
Time Deposits less than $100,000                                     94,629,238      95,036,550       (407,312)
--------------------------------------------------------------------------------------------------------------
Total Deposits                                                    $ 345,534,195   $ 340,983,291   $  4,550,904
==============================================================================================================


Total Borrowed Funds

At March 31, 2002, the Corporation had total borrowed funds of $94,000,000. There are no advances that will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. All such advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

Shareholder's Equity

Consolidated shareholders' equity decreased $168,461 from $36,673,164 at December 31, 2001 to $36,504,703 at March 31, 2002. This decrease was the result of the purchase of treasury stock, payment of cash dividends to shareholders and a decrease in accumulated other comprehensive income, offset by the retention of earnings. Accumulated other comprehensive income is comprised entirely of unrealized holding gains/losses on investment securities.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at March 31, 2002 was 9.85% compared to 10.09% at December 31, 2001. The Corporation's total risk-based capital ratio at March 31, 2002 was 11.28% compared to 11.52% at December 31, 2001. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At December 31, 2001, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in an estimated positive impact of approximately 2.7% or approximately $472,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in a decrease in projected net interest income of 3.6% or approximately $634,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at December 31, 2001. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of December 31, 2001. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of March 31, 2002.

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

Operating activities provided net cash of $717,612 during the first three months of 2002, compared to net cash provided of $639,290 during the first three months of 2001. The primary source of operating cash flows for 2002 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $17,838,478 during the first three months of 2002, compared to using cash of $9,530,738 during the first three months of 2001. Growth in retail deposits outstanding was used to fund increases in the loan and investment security portfolios and also the purchase of additional bank-owned life insurance. Proceeds from sales, repayments and maturities of investment securities available for sale and held to maturity were reinvested primarily in investment securities available for sale.

Financing activities provided cash of $3,636,479 and $12,513,978 for the first three months of 2002 and 2001, respectively. A net increase in total deposits provided cash while cash was used by the payment of cash dividends to shareholders and purchases of treasury stock.

Part II - Other Information

Items 1-3      Not applicable pursuant to the instructions to Part II

Item 4         Submission of Matters for a Vote of Security Holders

               At an annual meeting of shareholders of the Corporation was held on April 23, 2002, for the purpose of (a) electing 5 directors,
               (b) ratifying the appointment of Deloitte & Touche, L.L.P., Certified Public Accountants, as the independent auditors and accountants for the Corporation.

          (a) All 5 nominees were elected and the votes for and against/withheld were as follows:

               NOMINEE                            FOR             AGAINST
               Nicholas C. Geanopulos          2,660,075           29,884
               Gus P. Georgiadis               2,660,075           29,884
               Lloyd G. Gibson                 2,648,018           41,941
               Charles S. Lenzner              2,663,505           26,454
               Kenneth L. Rall                 2,663,505           26,454

          (b) The appointment of Deloitte & Touche, L.L.P., as independent auditors and accountants was ratified with a vote of 2,677,235 for and 12,724 against/withheld or abstaining.

               With respect to the above matters, each holder of the Corporation's common stock was entitled to one vote per share. The number of shares of common stock outstanding and entitled to vote as of March 12, 2002, the record date, was 2,936,879.

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


                                                               NSD BANCORP, INC.
                                                               -----------------
                                                                  (Registrant)


Dated: May 14, 2002    /S/ Lloyd G. Gibson
       ------------    ----------------------------------------------------
                       Lloyd G. Gibson, President and Chief Executive Officer



Dated: May 14, 2002    /S/ James P. Radick
       ------------    -----------------------------------------------------
                       James P. Radick, Treasurer
                       (Principal Financial and Accounting Officer)