Form 10-Q
period 2002-06-30
NSD BANCORP INC
filed 2002-08-14
CIK 898624

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

                          YES   X           NO ________
                             -------

The number of shares outstanding of the Registrant's common stock as of July 31, 2002 was:

          Common Stock, $1.00 par value - 3,222,547 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10Q

                       For the Quarter Ended June 30, 2002

                                      INDEX

                                                                            Page
                                                                            ----
Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001                                             3

           Consolidated Statements of Income For the Three and Six
           Months Ended June 30, 2002 and 2001                               4

           Consolidated Statements of Cash Flows For the Six
           Months Ended June 30, 2002 and 2001                               5

           Consolidated Statements of Comprehensive Income
           For the Three and Six Months Ended June 30,
           2002 and 2001                                                     6

           Notes to Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                             18

Part II.   Other Information                                                19

Item 6.    Exhibits and Reports on Form 8K                                  19

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                     June 30,            December 31,
                                                                                       2002                  2001
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                                          $     17,223,657      $     15,403,917
Federal Funds Sold                                                                      1,800,000            11,300,000
Investment Securities Available for Sale at Market Value (Amortized Cost of
  $99,840,867 at June 30, 2002 and $115,597,738 at December 31, 2001)                 102,957,855           117,098,802
Loans Held for Sale                                                                     4,992,448             4,570,679
Loans, Net of Deferred Fees                                                           341,265,489           318,649,706
Unearned Income                                                                        (1,574,502)           (1,811,283)
Reserve for Loan Losses                                                                (4,336,163)           (4,090,508)
------------------------------------------------------------------------------------------------------------------------
     Loans, Net                                                                       340,347,272           317,318,594
Premises and Equipment, Net                                                             2,678,007             2,502,749
Accrued Interest Receivable                                                             2,575,216             2,442,796
Other Real Estate Owned and Assets Held for Sale                                          259,640               288,298
Other Assets, Net of Reserve of $411,000 and $200,000, Respectively                    16,003,434            12,914,638
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $    483,845,081      $    479,269,794
========================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-Interest Bearing                                                         $     66,662,569      $     66,992,372
    Interest Bearing                                                                  276,627,953           273,990,919
------------------------------------------------------------------------------------------------------------------------
   Total Deposits                                                                     343,290,522           340,983,291
Advances from Federal Home Loan Bank and Other Borrowings                              94,000,000            94,000,000
------------------------------------------------------------------------------------------------------------------------
    Total Borrowed Funds                                                               94,000,000            94,000,000
Accrued Interest Payable                                                                6,167,659             5,768,912
Other Liabilities                                                                       1,878,624             1,844,427
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     445,336,805           442,596,630
Common Stock $1 Par Value; 10,000,000 shares authorized, 3,479,832 issued and 3,222,547 outstanding at June 30, 2002 and 3,328,802 issued and
  3,091,528 outstanding at December 31, 2001                                            3,321,106             3,170,288
Treasury Stock at cost, 257,285 shares at June 30, 2002 and 225,976 shares at
  December 31, 2001                                                                    (4,828,244)           (4,147,792)
Capital Surplus                                                                        21,383,264            18,386,732
Accumulated Other Comprehensive Income                                                  2,057,212               990,703
Retained Earnings                                                                      16,574,938            18,273,233
------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                             38,508,276            36,673,164
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    483,845,081      $    479,269,794
========================================================================================================================

See notes to consolidated financial statements

                                NSD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                           For the Six Months Ended June 30,   For the Three Months Ended June 30,
                                                         --------------------------------------------------------------------------
                                                                  2002             2001              2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, Including Fees                                        $  12,291,209    $ 12,455,403       $  6,223,855       $  6,257,612
Investment Securities
     Taxable                                                     2,630,410       2,825,162          1,318,663          1,387,835
     Tax-Exempt                                                    351,633         195,250            178,000            116,475
     Dividends                                                     137,207         192,843             62,510             93,240
Interest Bearing Deposits                                            4,584          29,349              2,490             24,997
Federal Funds Sold                                                  40,612         260,756              3,210            114,493
--------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                      15,455,655      15,958,763          7,788,728          7,994,652

INTEREST EXPENSE
Deposits                                                         4,303,669       5,385,328          2,115,773          2,661,942
Federal Funds Purchased                                              8,216           -----              8,153              -----
FHLB Advances and Other Borrowings                               2,711,820       2,666,646          1,368,076          1,358,674
--------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                           7,023,705       8,051,974          3,492,002          4,020,616
Net Interest Income                                              8,431,950       7,906,789          4,296,726          3,974,036
Provision for Loan Losses                                          480,000         450,000            240,000            225,000
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses              7,951,950       7,456,789          4,056,726          3,749,036

OTHER INCOME
Net Investment Securities Gains                                     28,854          47,169             19,143             11,167
Service Fees                                                       515,704         580,326            259,670            294,075
Other Operating Income                                             777,587         737,038            387,012            360,792
--------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                               1,322,145       1,364,533            665,825            666,034

OTHER EXPENSES
Salaries and Employee Benefits                                   2,614,229       2,414,359          1,337,981          1,212,952
Occupancy Expense                                                  562,337         466,441            290,825            236,318
Equipment and Supplies                                             589,791         564,289            294,756            295,045
Data Processing                                                    401,497         386,971            198,678            196,970
FDIC Insurance                                                      14,614          28,512              3,653             14,499
Advertising                                                        134,843         156,039             95,666             77,777
Other Operating Expenses                                         1,277,547       1,196,123            736,306            630,258
--------------------------------------------------------------------------------------------------------------------------------
Total Other Expenses                                             5,594,858       5,212,734          2,957,865          2,663,819

Income Before Income Taxes                                       3,679,237       3,608,588          1,764,686          1,751,251
Provision for Income Taxes                                       1,078,200       1,148,117            493,210            526,000
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                   $   2,601,037    $  2,460,471       $  1,271,476       $  1,225,251
================================================================================================================================

NET INCOME PER COMMON SHARE

Net Income - Basic                                           $        0.83    $       0.79       $       0.40       $       0.39
Net Income - Diluted                                         $        0.82    $       0.78       $       0.39       $       0.39
Common Dividends Declared and Paid Per Share                 $        0.39    $       0.35       $       0.20       $       0.18
Weighted Average Shares Outstanding - Basic                      3,136,157       3,132,690          3,177,927          3,119,604
Weighted Average Shares Outstanding - Diluted                    3,178,749       3,152,303          3,221,526          3,142,147

See notes to consolidated financial statements

                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                                                 For the Six Months Ended
                                                                                                          June 30,
                                                                                                 2002                 2001
---------------------------------------------------------------------------------------------------------------------------
 CASH FLOW FROM OPERATING ACTIVITIES
 Net Income                                                                               $    2,601,037    $    2,460,471
 Adjustments to Net Income:
    Provision for Loan Losses                                                                    480,000           450,000
    Gain on Sale of Investment Securities Available for Sale                                     (28,854)          (47,169)
    Loss on Sale of Other Assets                                                                   8,387             2,917
    Gain on Loan Sales                                                                           (21,721)               --
    Loss on Disposition of Premises and Equipment                                                  6,818             4,266
    Depreciation and Amortization                                                                273,970           349,179
    Net Premium Amortization                                                                     151,827           102,361
    (Increase) Decrease in Accrued Interest Receivable                                          (132,420)          106,522
    Increase (Decrease) in Accrued Interest Payable                                              398,747          (107,192)
    Increase in Cash Surrender Value of Bank-Owned Life Insurance                               (159,981)               --
    Increase in Other Assets                                                                    (485,193)       (1,069,114)
    Deferred Loan Fees, Net                                                                        7,507            16,376
    Decrease (Increase) in Other Liabilities                                                     (10,542)        1,909,926
---------------------------------------------------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities                                                     3,089,582         4,178,543
---------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sale of Investment Securities Available for Sale                            16,376,675        15,360,039
    Proceeds from Repayments and Maturities of Investment Securities
       Available for Sale                                                                     20,342,506        22,701,224
    Purchases of Investment Securities                                                       (21,047,704)      (45,774,183)
    Purchase of Bank-Owned Life Insurance                                                     (2,985,876)               --
    Proceeds from Sales of Other Real Estate Owned                                               247,054           214,815
    Net Increase in Loans                                                                    (24,635,975)      (12,091,739)
    Proceeds from Loan Sales                                                                     914,726                --
    Purchases of Premises and Equipment, Net                                                    (456,046)          (62,228)
---------------------------------------------------------------------------------------------------------------------------
 Net Cash Used by Investing Activities                                                       (11,244,640)      (19,652,072)
---------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Demand and Savings Accounts                                                   (3,953,051)       10,257,770
    Increase in Certificates of Deposit                                                        6,260,283         1,579,046
    Proceeds from Federal Home Loan Bank Advances and Other  Borrowings                               --         7,000,000
    Proceeds from the Exercise of Common Stock Options                                            52,940                --
    Cash Paid in Lieu of Fractional Shares                                                        (4,411)           (3,755)
    Treasury Stock Purchased                                                                    (680,452)         (583,980)
    Cash Dividends Paid                                                                       (1,200,511)       (1,107,091)
---------------------------------------------------------------------------------------------------------------------------
 Net Cash Provided by Financing Activities                                                       474,798        17,141,990
---------------------------------------------------------------------------------------------------------------------------
 Net (Decrease) Increase in Cash and Cash Equivalents                                         (7,680,260)        1,668,461
 Cash and Cash Equivalents at Beginning of Period                                             26,703,917        22,227,012
---------------------------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents at End of Period                                               $   19,023,657    $   23,895,473
===========================================================================================================================

  See notes to consolidated financial statements

                                NSD BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                     For The Six Months Ended       For The Three Months Ended
                                                              June 30,                        June 30,
                                                   ----------------------------    -----------------------------
                                                        2002           2001              2002           2001
----------------------------------------------------------------------------------------------------------------
Net Income                                         $   2,601,037  $   2,460,471     $   1,271,476  $   1,225,251
  Unrealized gains (losses) on securities:
  Unrealized holding gains
      arising during period                            1,644,778      1,823,053         2,519,305            160
  Less:  reclassification adjustment for
      gain realized in net income                         28,854         47,169            19,143         11,168
----------------------------------------------------------------------------------------------------------------
  Net unrealized gains (losses)                        1,615,924      1,775,884         2,500,162        (11,008)
----------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income (Loss)                    1,615,924      1,775,884         2,500,162        (11,008)
  Tax Expense (Benefit) at 34%                           549,415        603,804           850,055         (3,743)
----------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income (Loss), net               1,066,509      1,172,080         1,650,107         (7,266)
----------------------------------------------------------------------------------------------------------------
Comprehensive Income                               $   3,667,546  $   3,632,551     $   2,921,583  $   1,217,985
================================================================================================================

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

3.   Recent Accounting Pronouncements:

On March 13, 2002, the Financial Accounting Standards Board ("FASB") cleared Statement 133, Implementation Issue No. C13, "Scope Explanation: When a Loan Commitment is Included in the Scope of Statement 133," ("C13"). Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. C13 requires entities to account for loan commitments that relate to the origination or acquisition of mortgage loans that will be held for resale as derivative instruments in accordance with Statement
133. The effective date of implementation of C13 for the Corporation is July 1, 2002. Management has determined that the adoption of C13 will not have a material effect on the Corporation's financial condition and results of operations.

4.   Reclassifications:

For comparative purposes, reclassifications have been made to certain amounts previously reported in the Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001.

Certain information in this discussion and other statements contained in this report, which are not historical facts, may be forward-looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of commercial, real estate, consumer and other lending activities; changes in federal and state regulations; the presence in the Corporation's market area of competitors with greater financial resources than the Corporation or other unanticipated external developments materially impacting the Corporation's operational and financial performance.

Results of Operations

Net income for the six months ended June 30, 2002 was $2,601,037, an increase of $140,566 from $2,460,471 for the six months ended June 30, 2001. Contributing to the increase was an increase in net interest income of $525,161. Offsetting this increase in net income were increases in salaries and employee benefits, occupancy expense, equipment and supplies, data processing and other operating expenses of $199,870, $95,896, $25,502, $14,526, and $81,424, respectively, for the six months ended June 30, 2002 compared to the same period in 2001. Also affecting earnings for the six months ended June 30, 2002 was an additional $211,000 provision for potential losses related to the Corporation's Cashflow Maximizer purchased accounts receivable program. The Corporation's annualized return on average assets (ROA) for the first six months of 2002 was 1.10% compared to 1.12% for the same period in 2001. This decrease reflects the impact of significant growth in average assets and offset by compression of the net interest margin. Annualized return on average equity (ROE) was 14.47% for the first six months of 2002 compared to 14.54% for the same period in 2001. This decrease is largely the result of a decline in net interest margin during the first six months of 2002. This decline was partially offset by significant growth in average earning assets resulting in a lower equity-to-assets ratio and, to a lesser extent, the repurchase of common shares into treasury.

Net income for the second quarter of 2002 was $1,271,476, an increase of $46,225, from $1,225,251 for the second quarter of 2001. Contributing to the overall increase was an increase in net interest income of $322,690, and a decrease in provision for income taxes of $32,790. Offsetting these increases to net income were increases to salaries and benefits, occupancy expense, advertising and other operating expense of $125,029, $54,507, $17,889 and $106,048, respectively, for the three months ended June 30, 2002 compared to the same period in 2001. Also affecting earnings for the three months ended June 30, 2002 was an additional $211,000 provision for potential losses related to the Corporation's Cashflow Maximizer purchased accounts receivable program. ROA and ROE for the second quarter of 2002 were 1.06% and 14.09%, respectively, compared to 1.10% and 14.52% for the same period in 2001.

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

Total tax-equivalent interest income decreased $437,378 during the six months ended June 30, 2002 as compared to the same period in 2001 as the result of a decline in the yield on average earning assets to 7.00% at June 30, 2002 from 7.72% at June 30, 2001 offset by a $30,688,930 increase in average earning assets. Contributing to the decrease in tax-equivalent interest income was a decline in the yield on total loans to 7.53% for the first six months of 2002 from 8.26% for the same period in 2001 offset by an increase in average loans outstanding of $24,806,574. Average federal funds sold outstanding decreased $5,676,188 during the period along with a decline in the related yield to 1.68% from 4.98% during the first six months of 2002. Average due from banks balances also decreased $975,551 compared to the same period in 2001. The yield on investment securities available for sale decreased from 6.49% for the first six months of 2001 to 5.77% for the first six months of 2002 offset by an increase in average investment securities available for sale of $12,534,095.

Total interest expense decreased $1,028,268 during the six months ended June 30, 2002 compared to the same period in 2001 as the result of a decrease in the cost of interest bearing liabilities to 3.82% at June 30, 2002 from 4.77% at June 30, 2001 offset by a $30,127,706 increase in average interest bearing liabilities. Contributing to the decrease in the cost of interest bearing liabilities was a decrease in the cost of interest bearing deposits to 3.16% for the first six months of 2002 from 4.37% for the same period in 2001 offset by an increase in average interest bearing deposits of $26,556,159. Offsetting the decrease to the cost of interest bearing liabilities were increases in average FHLB advances and average federal funds purchased of $2,717,956 and $853,591, respectively.

Total tax-equivalent interest income decreased $181,124 to $7,890,664 during the second quarter of 2002 as compared to the same period in 2001. This decrease is the result of a decline in the yield on total earning assets from 7.59% for the second quarter of 2001 to 7.01% for the second quarter of 2002 offset by growth in average earning assets of $24,773,530. Contributing to the decrease in tax-equivalent interest income was a decline in the yield on average loans to 7.45% during 2002's second quarter compared to 8.18% for the same period in 2001 offset by an increase in average loans of $27,963,324. Also contributing to this decrease was a decline in the yield on average investment securities outstanding during the quarter to 5.79% from 6.32% for the second quarter of 2001 offset by an increase in average investment securities outstanding of $9,006,687. Average due from bank balances and average federal funds sold also decreased $2,509,661 and $9,686,820, respectively, compared to the second quarter of 2001.

Interest expense decreased $528,613 during the second quarter of 2002 compared to the second quarter of 2001 due to a decrease in the average total cost of funds from 4.66% for the second quarter of 2001 to 3.76% for the second quarter of 2002 offset by a $26,917,778 increase in average interest bearing liabilities. Contributing to the decrease in the cost of interest bearing liabilities was a decrease in the cost of interest bearing deposits to 3.08% for the first six months of 2002 from 4.24% for the same period in 2001 offset by an increase in average interest bearing deposits of $23,332,462. The increase in average interest bearing deposits consisted of a $15,815,500 increase in average savings and an $8,694,544 increase in average certificates of deposits, offset by a decline in money market and interest checking of $1,177,582. The average cost of borrowings decreased only slightly to 5.72% from 5.79% for the second quarter of 2002 compared to the second quarter of 2001 while average borrowed funds increased $1,891,467 during the period. Average federal funds purchased increased by $1,693,849 compared to the second quarter of 2001.

The Corporation's year-to-date net interest margin remained unchanged at 3.86% as of June 30, 2002 compared to June 30, 2001, due to a decrease in the average cost of interest bearing liabilities offset by a decrease in the average yield on earning assets. The Corporation's 2002 second quarter net interest margin of 3.91% reflects an increase from 3.81% for the same period in 2001. This increase was the result of a decrease in the average cost on interest bearing liabilities offset by a decline in the yield on earning assets for the period.

Provisions for Loan Losses

The Corporation recorded a $480,000 and $240,000 provision for loan losses for the six and three month periods ended June 30, 2002, compared with a $450,000 and $225,000 provision for the same periods in 2001. Provisions for loan losses are charged to income to maintain the reserve for loan losses at a level that management considers appropriate based on the factors discussed below in the "Reserve for Loan Losses" section.

The provision for loan losses for the six months ended June 30, 2002, compared to the first six months of 2001 provision was affected by the following factors:

     . An increase in loans 90 days past due and still accruing interest and also non-accrual loans from $1,150,630 and $634,659, respectively, at December 31, 2001 to $1,708,964 and $1,652,972, respectively, at June 30, 2002. The result of these changes was a $1,547,986 increase in total non-performing assets and loans 90 days past due and nonaccrual loans. For further discussion, please refer to the Non-performing Assets section of this report.

     . The continued improvement in net loan loss experience in relation to average loans outstanding, which further supported the use of existing individual loan portfolio loss factor assignments in calculating required formula reserves.

     . The Corporation's consistent application of strict standards to the definitions of potential and well-defined weaknesses in the loan portfolio and the ongoing loan review process, which resulted in a $733,340 increase in loans classified as substandard, doubtful or loss.

Other Income

Other income decreased $42,388 to $1,322,145 for the six months ended June 30, 2002 from $1,364,533 for the six months ended June 30, 2001. Sales and calls of investment securities available for sale during the first half of 2002 resulted in net gains of $28,854 compared to $47,169 for the same period in 2001. Service fees decreased to $515,704 for the first six months of 2002, from $580,326 for the same period in 2001 principally due to $36,133 less in NSF charges collected in 2002 and also due to decreases in checking account fees and savings account service charges of $18,885 and $10,776, respectively. Other operating income increased to $777,587 for the six months ended June 30, 2002, from $737,038 for the same period in 2001. Contributing to this improvement was $15,321, $19,176 and $21,847 in additional income generated from bank owned life insurance, MasterCard/Visa commissions and investment services commissions, respectively. Increases in gains on loan sales and ATM fees contributed $21,721 and $11,965, respectively, in additional income compared to the first half of 2001. Offsetting these increases was a $7,824 increase in net losses recognized on the sale of other assets and decreases in Cashflow Maximizer service fees and title insurance premiums of $46,532 and 10,077, respectively, during the first half of 2002 compared to the first half of 2001.

Other income decreased $209 to $665,825 for the three months ended June 30, 2002 from $666,034 for the three months ended June 30, 2001. Sales and calls of investment securities available for sale during the second quarter of 2002 resulted in net gains of $19,143 compared to $11,167 for the same period in 2001. Service fees decreased to $259,670 for the second quarter of 2002, from $294,075 for the same period in 2001 as the result of a $22,172 decrease in NSF charges collected in the second quarter of 2002 and also due to decreases in checking account fees and savings account service charges of $7,940 and $5,643, respectively. Other operating income increased to $387,012 for the three months ended June 30, 2002, from $360,792 for the same period in 2001. Contributing to this improvement was $18,951 and $16,205 in additional income generated from bank owned life insurance and MasterCard/Visa commissions, respectively. Increases in gains on loan sales and ATM fees contributed $12,035 and $5,057, respectively, in additional income compared to the three months ended June 30, 2001. Offsetting these increases was a $25,943 increase in net losses recognized on the sale of other assets and a decrease in title insurance premiums of $16,443 for the three months ended June 30, 2002 compared to the same period in 2001.

Other Expenses

Total other expenses for the first six months of 2002 increased $382,124 to $5,594,858 from $5,212,734 for the same period in 2001. Salaries and employee benefits increased $199,870 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased medical insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank's new Franklin Park branch office, opened during the second quarter of 2001, and additional staffing to support organizational growth. Occupancy expense increased $95,896 primarily due to increases in insurance expense, rent, and real estate taxes of $24,216, $32,746, and $20,437, respectively. Equipment and supplies expense increased $25,502 due primarily to increases in depreciation, equipment rentals and equipment maintenance contracts of $6,987, $4,452, and $13,838, respectively. The $14,526 increase in data processing was due to an increase in charges incurred for third party data processing. FDIC insurance declined $13,898 for the first six months of the year reflecting a lower premium assessment rate in 2002. Advertising expense decreased $21,195 corresponding to the Bank's decreased emphasis on television media during the first quarter of 2002 compared to the same period in 2001. The overall increase in other operating expenses of $81,824 can be attributed in large part to a $194,911 increase in Cashflow Maximizer expense related to an additional provision for losses of $211,000 during the second quarter of 2002. Also contributing to this increase was a $12,058 increase in director's fees related to the addition of two new directors in November of 2001 and a $13,356 increase in installment loan origination expenses due to added production in 2002. These increases were offset by an $88,301 reduction in deposit premium amortization corresponding to the completion of the amortization schedule in December of 2001. Asset recovery expenses and general losses also decreased $62,698 and $22,496, respectively.

Total other expenses for the second quarter of 2002 increased $294,046 to $2,957,865 from $2,663,819 for the same period in 2001. Salaries and employee benefits increased $125,029 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased medical insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank's new Franklin Park branch office, opened during the second quarter of 2001, and additional staffing to support organizational growth. Occupancy expense increased $54,507 due to increase of $12,746, $16,393, $7,412, and $5,680 in insurance, rent, property tax and building maintenance, respectively. Equipment and supplies remained relatively unchanged. A $1,708 increase in data processing was primarily due to an increase in charges incurred for third party data processing. Advertising expense increased $17,890 corresponding to the Bank's increased emphasis on television media during the second quarter of 2002 compared to the same period in 2001. The overall increase in other operating expenses of $106,046 can be attributed in large part to a $208,840 increase in Cashflow Maximizer expense related to an additional provision for losses of $211,000 during the second quarter of 2002. Also contributing to this increase was an $8,929 increase in director's fees related to the addition of two new directors in November of 2001 and a $7,079 increase in installment loan origination expenses due to added production in 2002. These increases were offset by a $44,150 reduction in deposit premium amortization corresponding to the completion of the amortization schedule in December of 2001. Asset recovery expenses and general losses also decreased $24,718 and $19,050, respectively.

Income Taxes

The Corporation recorded an income tax provision of $1,078,200 for the six months ended June 30, 2002 compared to $1,148,117 for the six months ended June 30, 2001. The decrease in tax provision was primarily the result of an increase in tax-exempt investment securities and other tax-exempt earning assets partially offset by the impact of higher pre-tax earnings. The effective tax rates for the first six months of 2002 and 2001 were 29.3% and 31.8%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the first six months of 2002 compared to the same period in 2001.

The Corporation recorded an income tax provision of $493,210 for the three months ended June 30, 2002 compared to $526,000 for the three months ended June 30, 2001. The decrease in tax provision was primarily the result of an increase in tax-exempt investment securities and other tax-exempt earning assets partially offset by the impact of higher pre-tax earnings. The effective tax rates for the second quarter of 2002 and 2001 were 27.9% and 30.0%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the second quarter of 2002 compared to the same period in 2001.

Financial Condition

The Corporation's total assets increased $4,575,287 from $479,269,794 at December 31, 2001 to $483,845,081 at June 30, 2002. Securities available for sale decreased $14,140,947 from December 31, 2001 to June 30, 2002. There were no securities held to maturity at June 30, 2002 or at December 31, 2001. Loans available for sale increased to $4,992,448 at June 30, 2002 from $4,570,579 at December 31, 2001. The loans available for sale at June 30, 2002 and December 31, 2001, which are carried at the lower of cost or market, were entirely comprised of Small Business Administration (SBA) loans. Net loans increased from $317,318,594 at December 31, 2001 to $340,347,272 at June 30, 2002.

Investment Securities

Contributing to the investment securities available for sale decrease during the first six months of 2002 were decreases in mortgage-backed securities and corporate bonds of $18,242,974 and $2,689,293, respectively, while U.S. Treasuries, U.S. Government agencies, obligations of state and political subdivisions, and marketable equity securities increased by $30,480, $5,245,691, $927,773, $587,376, respectively due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a $1,615,924 improvement in net, unrealized gains (losses) on investment securities available for sale principally due to a significant positive shift in market pricing related to fixed income investment securities during the second quarter of 2002. The fair value of marketable equity securities increased $587,376 during the first six months of 2002, which was almost entirely due to the improvement in the valuation of stocks in the portfolio. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances.

A summary of investment securities available for sale is as follows:

                                                                                 June 30, 2002
----------------------------------------------------------------------------------------------------------------------
                                                                               Gross Unrealized
                                                            Amortized               Holding
                                                                         -----------------------------
                                                              Cost            Gains         Losses       Fair Value
----------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                 $   1,646,421          ------  $      4,851  $    1,641,570
U.S. Government Agencies                                     11,624,507   $     265,868        ------      11,890,375
Mortgage-backed Securities                                   47,481,136         815,074        33,722      48,262,488
Obligations of State and Political Subdivisions              15,378,592         238,889        16,697      15,600,784
Other Bonds                                                  17,987,273         300,836       553,956      17,734,153
Marketable Equity Securities                                  5,722,938       2,106,380           833       7,828,485
----------------------------------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale            $  99,840,867   $   3,727,047  $    610,059  $  102,957,855
======================================================================================================================

                                                                               December 31, 2001
----------------------------------------------------------------------------------------------------------------------
                                                                               Gross Unrealized
                                                            Amortized               Holding
                                                                         -----------------------------
                                                              Cost            Gains         Losses       Fair Value
----------------------------------------------------------------------------------------------------------------------
U. S. Treasury Securities                                 $   1,658,992          ------  $     47,902  $    1,611,090
U.S. Government Agencies                                      6,553,153   $      91,531        ------       6,644,684
Mortgage-backed Securities                                   66,223,953         523,611       242,102      66,505,462
Obligations of State and Political Subdivisions              14,722,070          48,975        98,034      14,673,011
Other Bonds                                                  21,181,632          60,383       818,569      20,423,446
Marketable Equity Securities                                  5,257,938       1,984,064           893       7,241,109
----------------------------------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale            $ 115,597,738   $   2,708,564  $  1,207,500  $  117,098,802
======================================================================================================================

Loans

Loans, net of deferred fees, increased to $346,311,424 at June 30, 2002 from $323,269,353 at December 31, 2001. Commercial loan development efforts resulted in an increase of $6,357,021 and $4,443,318 in nonresidential mortgages and commercial, financial and agricultural loans, respectively. Lease financing declined by $1,115,881 as a result of what is considered a temporary market trend toward more traditional commercial financing. An increase of $15,695,387 in consumer loans outstanding is partially due to expansion of the Bank's automobile dealer network and most significantly, to improvement in existing indirect automobile lending. Residential mortgages declined by $4,753,800 corresponding to slower general market activity while lines of credit and non-accrual loans increased by $978,932 and 1,018,313, respectively.

                                                        June 30,             December 31,           Increase
                                                          2002                  2001               (Decrease)
---------------------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                        $ 150,803,989         $  135,108,602        $   15,695,387
Mortgage:
   Nonresidential                                       80,059,525             73,702,504             6,357,021
   Residential                                          53,832,208             58,586,008            (4,753,800)
Commercial, Financial and Agricultural                  36,016,375             31,573,057             4,443,318
Lines of Credit                                          7,007,918              6,028,986               978,932
Lease Financing                                         12,304,052             13,419,933            (1,115,881)
Loans Held for Sale                                      5,045,935              4,619,647               426,288
Non-Accrual Loans                                        1,652,972                634,659             1,018,313
---------------------------------------------------------------------------------------------------------------
Total Loans                                            346,722,974            323,673,396            23,049,578
Deferred Fees                                             (411,550)              (404,043)               (7,507)
---------------------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                          $ 346,311,424         $  323,269,353        $   23,042,071
===============================================================================================================

A loan is considered impaired when based upon current information and events; it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At June 30, 2001, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. There was no average recorded investment in impaired loans for the six months ended June 30, 2002 and June 30, 2001. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first six months of 2002.

Non-Performing Assets

Non-performing assets and loans 90 days past due and still accruing increased to $3,621,577 at June 30, 2002 from $2,073,591 at December 31, 2001 due to increases of $1,018,314 and $558,330 in non-accrual loans and loans 90 days past due and still accruing interest, respectively. These increases were slightly offset by a $28,474 decrease in other real estate owned.

The $1,018,314 increase in non-accrual loans was due, in large part, to the restructuring of one Cashflow Maximizer relationship which was previously reported in the Corporation's Other Asset totals. As a result of that restructuring, $756,743 in accounts receivable that were past due more than 90 days were placed on a term loan to facilitate the collection of amounts outstanding. Also contributing to the increase in non-accrual loans was a $180,000 increase in equipment leases placed on non-accrual status during the first six months of 2002; $174,276 of which was attributable to one borrower.

During the first six months of 2002, an additional $334,730 in accounts receivable previously purchased under the Cashflow Maximizer program were restructured as a term loan. These receivables were purchased from another customer, independent of the relationship noted in the above discussion. Management expects that the renegotiation of payment terms and the customer's internal business restructuring will significantly improve the performance of this relationship during the third quarter of 2002 with full recovery expected over the contractual term of the loan. At June 30, 2002, however, corresponding amounts outstanding are more than 90 days past due which significantly contributed to the increase in loans 90 days past due and still accruing interest. Also contributing to the increase in loans past due 90 days was a $112,000 increase related to the installment loan portfolio. Total delinquencies within the installment loan portfolio, however, have decreased by $461,000 since December 31, 2001.

The current quality of the loan portfolio can be demonstrated by the following table, which details total non-performing assets and past due loans:

                                                                             June 30,     December 31,
                                                                               2002          2001
-------------------------------------------------------------------------------------------------------
Non-accrual Loans                                                          $ 1,652,973    $   634,659
Other Real Estate Owned                                                         47,980         76,454
Other Assets Held for Sale                                                     211,660        211,844
-----------------------------------------------------------------------------------------------------
   Total Non-Performing Assets                                               1,912,613        922,957
Loans 90 Days Past Due and Still Accruing Interest                           1,708,964      1,150,634
-----------------------------------------------------------------------------------------------------
   Total Non-Performing Assets and Past Due Loans                          $ 3,621,577    $ 2,073,591
=====================================================================================================

Reserve for Loan Losses

The Corporation's loan loss reserve at June 30, 2002 was $4,389,650 or 1.27% of total loans compared to $3,633,149 or 1.16% of total loans at June 30, 2001. Management anticipates that the loan losses are adequate to absorb reasonably foreseeable losses on loans.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:

                                                               For the Six Months Ended June 30,
-------------------------------------------------------------------------------------------------
                                                                        2002           2001
-------------------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year                        $ 4,139,476    $ 3,364,704
Charge-offs:
   Commercial, Financial, and Agricultural Loans                        -------         28,400
   Real Estate Mortgage Loans                                           -------        -------
   Installment Loans                                                    154,931        174,311
   Lease Financing                                                      109,400         29,929
----------------------------------------------------------------------------------------------
Total Charge-offs                                                       264,331        232,640
Recoveries:
   Commercial, Financial, and Agricultural Loans                          9,500         13,004
   Real Estate Mortgage Loans                                               700            100
   Installment Loans                                                     21,305         36,041
   Lease Financing                                                        3,000          1,940
----------------------------------------------------------------------------------------------
Total Recoveries                                                         34,505         51,085
----------------------------------------------------------------------------------------------
Net Charge-offs                                                         229,826        181,555
Provisions for Loan Losses                                              480,000        450,000
----------------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Period                            $ 4,389,650    $ 3,633,149
==============================================================================================

The Corporation's policies provide for loan loss reserves to adequately protect against potential unidentified and/or identified loan losses consistent with sound and prudent banking practice. These policies consider historical data of actual losses and loans classified by specific loan credit evaluation. They also consider loan delinquency and economic conditions.

The Corporation follows a loan review program to evaluate the credit risk in its loan portfolio for substantially all loans greater than $50,000. Through the loan review process, the Corporation maintains a classified account list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the asset. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require charge-off if immediately liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent or on nonaccrual status. As of June 30, 2002, substandard loans totaled $2,489,578 and doubtful loans totaled $1,938,318. All substandard and doubtful loans were designated as delinquent or nonaccrual as of June 30, 2002.

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

     .    Seasoning of the loan portfolio,

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

The composition of the Corporation's reserve for loan losses is as follows at June 30, 2002 and 2001:

                                                             June 30,
                                              ----------------------------------
                                                       2002            2001
       -------------------------------------------------------------------------
          Specific Reserves                         $1,485,333      $  751,993

          Formula Reserves                           2,701,386       2,405,077

          Unallocated Reserves                         202,931         476,079
       -------------------------------------------------------------------------
                   Total                            $4,389,650      $3,633,149
       =========================================================================

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

Specific reserves increased $733,340 from $751,993 at June 30, 2001, to $1,485,333 at June 30, 2002, largely due to an $848,342 increase in loans classified as substandard. This increase in substandard loans is attributable, in large part, to a $520,044 increase in residential mortgage loans related to three customers which were classified as substandard during the first six months of 2002. Also contributing to this increase was a $249,456 increase in equipment leases classified as substandard.

At June 30, 2002, loans classified as doubtful represented an increase of $1,172,337 over June 30, 2001 classifications. This increase was largely attributable to a $966,450 increase in commercial loans classified as doubtful. As previously stated in the Non-performing Assets section of this report, the corporation restructured one Cashflow Maximizer customer relationship which was previously reported in the Corporation's Other Asset totals. As part of this restructuring, $756,743 in purchased accounts receivable that were past due more than 90 days were placed on a term loan to facilitate the collection of amounts outstanding. Although this strategy should improve the likelihood of collecting outstanding balances, management believes it prudent to classify this loan as doubtful and accordingly reserve for potential losses. Also contributing to the increase in doubtful loans was a $231,812 increase in classified equipment leases, $174,276 of which was attributable to one borrower.

At June 30, 2002, total classified loans were $4,446,154 compared to $2,447,972 at June 30, 2001. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these loans may change in the event that there is evidence of an improvement or further deterioration in a customer's ability to satisfy contractual requirements.

The formula reserve portion of the reserve for loan losses increased $296,309 to $2,701,386 at June 30, 2002, from $2,405,077 at June 30, 2001, corresponding to the overall increase in loans outstanding and most notably, increases in commercial and installment loans.

At June 30, 2002, the unallocated reserve portion of the reserve for loan losses decreased to $202,931 from $476,079 at June 30, 2001. This decrease is attributable, in part to several significant initiatives which were implemented or were in the process of implementation as of June 30, 2002. These initiatives serve to enhance the Corporation's ability to more closely identify and monitor risk elements associated with loan underwriting, review and collection processes and to more clearly determine the adequacy of loan loss reserves. Specifically, a management committee was established to monitor loan portfolio performance and to review, identify and classify individual loan relationships. Also, certain personnel changes within the business banking division have significantly improved the risk management process through the addition of several more experienced underwriters and another experienced analyst to assist in the underwriting and ongoing credit review processes.

Current local and national economic conditions are expected to be sustained throughout the course of the 2002 operating year. Management's performance outlook concerning certain segments of the overall loan portfolio, however, has improved slightly due to indications that such economic conditions, although protracted, have not manifested a material adverse impact on the performance or quality of those segments. Management does feel, however, that market uncertainty and low growth expectations in the local and national economy are such that the current outlook must be continuously re-evaluated for the potential of a more significant impact in the future. New loan volumes and loan terms appear consistent with historical trends with regard to credit quality and proportionate composition. In evaluating the appropriateness of the unallocated reserve, management considered the following factors:

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

     . The adverse effects of changes in the current economic and interest rate environment on those borrowers who have a more leveraged financial profile,

     . The adverse effects of projected slowing trends, by certain external parties, on automobile manufacturers and the impact on consumer demand and consumption.

Other Assets

Total other assets of $16,003,434 at June 30, 2002 represents an increase of $3,088,796 compared to $12,914,638 at December 31, 2002. A significant portion of this increase is due to the purchase of additional bank owned life insurance and appreciation in the value of these assets resulting in a net increase of $3,145,857 during the first six months of 2002. Also, net purchases of accounts receivable offset by the restructuring of certain receivables through new term loan arrangements and additional reserves for potential losses resulted in a $937,490 increase in Cashflow Maximizer accounts receivable balances outstanding during the first six months of

2002. As of June 30, 2002, the total amount reserved for potential Cashflow Maximizer losses was $411,000 compared to $200,000 at December 31, 2001. As of June 30, 2002, management was in the process of developing an exit strategy for the Cashflow Maximizer line of business which includes the cessation of further business development efforts.

The following table represents a summary of activity related to the Corporation's Cashflow Maximizer business line for the first six months of 2002 and for the 2001 operating year.

                                                                         June 30,      December 31,
                                                                           2002            2001
----------------------------------------------------------------------------------------------------
Beginning Balance, January 1,                                        $   2,487,783    $  1,966,275
Purchases of Receivables, Net of Repayments                              1,148,490         721,508
Less:
    Receivables Restructured as Term Loans                              (1,091,473)        -----
----------------------------------------------------------------------------------------------------
Total Cashflow Maximizer Receivables Outstanding                         2,544,800       2,687,783
    Provision for Losses                                                  (211,000)       (200,000)
----------------------------------------------------------------------------------------------------
Total Cashflow Maximizer Receivables Outstanding, Net                $   2,333,800    $  2,487,783
====================================================================================================

Liabilities

Total liabilities were $445,336,805 at June 30, 2002, an increase of $2,740,175 from December 31, 2001. Contributing to the overall increase were increases in total deposits, accrued interest payable and other liabilities of $2,307,231, $398,747 and $34,197, respectively.

Deposits

Total deposits increased $2,307,231 from $340,983,291 at December 31, 2001 to $343,290,522 at June 30, 2002. Contributing to the overall increase were increases in saving deposits, time deposits over $100,000 and other time deposits of $2,329,494, $3,395,672 and $2,864,611, respectively, offset by decreases in non-interest bearing demand deposits, interest bearing demand deposits and money market accounts of $329,803, $3,453,101 and $2,499,642, respectively.

The composition of deposits is shown in the following table:

                                                                           June 30,          December 31,          Increase
                                                                             2002               2001               (Decrease)
------------------------------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                                            $   66,662,569      $   66,992,372       $    (329,803)
Interest Bearing Demand                                                    29,050,294          32,503,395          (3,453,101)
Savings                                                                    73,140,128          70,810,634           2,329,494
Money Market Account                                                       52,784,330          55,283,972          (2,499,642)
Time Deposits equal to or more than $100,000                               23,752,040          20,356,368           3,395,672
Time Deposits less than $100,000                                           97,901,161          95,036,550           2,864,611
-----------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                         $  343,290,522      $  340,983,291       $   2,307,231
=============================================================================================================================

Total Borrowed Funds

At June 30, 2002, the Corporation had total borrowed funds of $94,000,000. There are no advances that will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. All such advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

Shareholders' Equity

Consolidated shareholders' equity increased $1,835,112 from $36,673,164 at December 31, 2001 to $38,508,276 at June 30, 2002. This increase was the result of an increase in capital surplus primarily due to the exercise of stock options along with payment of a stock dividend to shareholders and an increase in accumulated other comprehensive income, which is comprised entirely of unrealized holding gains/losses on investment securities classified as available for sale. These increases were offset by the purchase of treasury stock and payment of cash dividends to shareholders.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at June 30, 2002 was 9.73% compared to 10.09% at December 31, 2001. The Corporation's total risk-based capital ratio at June 30, 2002 was 11.24% compared to 11.52% at December 31, 2001. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Operating activities provided net cash of $3,089,582 during the first six months of 2002, compared to net cash provided of $4,178,543 during the first six months of 2001. The primary source of operating cash flows for 2002 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $11,244,640 during the first six months of 2002, compared to net cash used of $19,652,072 during the first six months of 2001. Proceeds from sales, repayments and maturities of investment securities available for sale, combined with increases in outstanding retail deposit balances, were primarily used to fund growth in the loan portfolios, reinvested in investment securities available for sale, and also the purchase of additional bank-owned life insurance.

Financing activities provided cash of $474,798 and $17,141,990 for the first six months of 2002 and 2001, respectively. A net increase in total deposits provided cash while cash was used by the payment of cash dividends to shareholders and purchases of treasury stock.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Simulation modeling enables management to quantify the extent of the Corporation's interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation's current position. At April 30, 2002, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in an estimated positive impact of approximately 1.2% or approximately $236,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in a decrease in projected net interest income of 1.9% or approximately $359,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation's position at April 30, 2002. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation's loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation's earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of April 30, 2002. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of June 30, 2002.

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

                 10.4 Certification of Principal Executive Officer or Principal Financial Officer Pursuant to 18 U.S.C.
                        Section 1350

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

                                                              NSD BANCORP, INC.
                                                              -----------------
                                                                (Registrant)

Dated: August 14, 2002  /s/ Lloyd G. Gibson
                        --------------------------------------------------------
                         Lloyd G. Gibson, President and Chief Executive Officer



Dated: August 14, 2002  /s/ James P. Radick
                        --------------------------------------------------------
                         James P. Radick, Treasurer (Principal Financial and Accounting Officer)