Form 10-Q
period 2002-09-30
NSD BANCORP INC
filed 2002-11-15
CIK 898624

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-22124

NSD BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Commonwealth of Pennsylvania	25-1616814
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5004 McKnight Road, Pittsburgh, Pennsylvania	15237
(Address of Principal executive offices)	(ZIP Code)

(412) 231-6900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

The number of shares outstanding of the Registrant’s common stock as of October 31, 2002 was:

Common Stock, $1.00 par value - 3,060,269 shares outstanding

NSD BANCORP, INC.

FORM 10Q

For the Quarter Ended September 30, 2002

NSD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and Due From Banks	$16,730,331	$15,403,917
Federal Funds Sold	8,700,000	11,300,000
Investment Securities Available for Sale at Market Value (Amortized Cost of $104,909,542 at September 30, 2002 and $115,597,738 at December 31, 2001)	108,405,359	117,098,802
Loans Held for Sale	4,956,712	4,570,679
Loans, Net of Deferred Fees	344,214,758	318,649,706
Unearned Income	(1,569,741)	(1,811,283)
Reserve for Loan Losses	(4,089,537)	(4,090,508)

Loans, Net	343,512,192	317,318,594
Premises and Equipment, Net	3,525,928	2,502,749
Accrued Interest Receivable	2,193,862	2,442,796
Other Real Estate Owned and Assets Held for Sale	213,098	288,298
Other Assets	13,220,706	12,914,638

TOTAL ASSETS	$496,501,476	$479,269,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-Interest Bearing	$69,406,151	$66,992,372
Interest Bearing	287,187,634	273,990,919

Total Deposits	356,593,785	340,983,291
Advances from Federal Home Loan Bank and Other Borrowings	94,000,000	94,000,000

Total Borrowed Funds	94,000,000	94,000,000
Accrued Interest Payable	6,091,263	5,768,912
Other Liabilities	1,218,154	1,844,427

Total Liabilities	457,903,202	442,596,630
Common Stock $1 Par Value; 10,000,000 shares authorized, 3,325,654 issued and 3,063,069 outstanding at September 30, 2002 and 3,328,802 issued and 3,091,528 outstanding at December 31, 2001	3,326,746	3,170,288
Treasury Stock at cost, 262,585 shares at September 30, 2002 and 225,976 shares at December 31, 2001	(4,937,134)	(4,147,792)
Capital Surplus	21,462,919	18,386,732
Accumulated Other Comprehensive Income	2,307,240	990,703
Retained Earnings	16,438,503	18,273,233

Total Shareholders’ Equity	38,598,274	36,673,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$496,501,476	$479,269,794

See notes to consolidated financial statements

NSD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2002	2001	2002	2001
INTEREST INCOME
Loans, Including Fees	$18,631,364	$18,829,933	$6,340,155	$6,374,530
Investment Securities
Taxable	3,741,936	4,111,446	1,111,526	1,286,284
Tax-Exempt	531,136	349,423	179,503	154,173
Dividends	200,086	301,985	62,879	109,142
Interest Bearing Deposits	13,230	38,396	8,646	9,047
Federal Funds Sold	90,692	308,764	50,080	48,008

Total Interest Income	23,208,444	23,939,947	7,752,789	7,981,184
INTEREST EXPENSE
Deposits	6,468,611	7,986,922	2,164,942	2,601,594
Federal Funds Purchased	8,216	—	—	—
FHLB Advances and Other Borrowings	4,085,425	4,040,251	1,373,605	1,373,605

Total Interest Expense	10,562,252	12,027,173	3,538,547	3,975,199
Net Interest Income	12,646,192	11,912,774	4,214,242	4,005,985
Provision for Loan Losses	720,000	675,000	240,000	225,000

Net Interest Income After Provision for Loan Losses	11,926,192	11,237,774	3,974,242	3,780,985
OTHER INCOME
Net Investment Securities Gains	433,026	73,842	404,172	26,673
Service Fees	815,203	871,220	299,499	290,894
Other Operating Income	1,289,023	1,081,916	511,436	344,878

Total Other Income	2,537,252	2,026,978	1,215,107	662,445
OTHER EXPENSES
Salaries and Employee Benefits	3,964,438	3,622,470	1,350,209	1,208,111
Occupancy Expense	773,045	694,109	210,708	227,668
Equipment and Supplies	921,203	864,047	331,412	299,758
Data Processing	625,514	583,359	224,017	196,388
FDIC Insurance	36,856	43,153	22,242	14,641
Advertising	198,640	204,392	63,797	48,353
Other Operating Expenses	3,694,915	1,789,633	2,417,368	593,510

Total Other Expenses	10,214,611	7,801,163	4,619,753	2,588,429

Income Before Income Taxes	4,248,833	5,463,589	569,596	1,855,001
Provision for Income Taxes	1,171,436	1,695,000	93,236	546,883

Net Income	$3,077,397	$3,768,589	$476,360	$1,308,118

NET INCOME PER COMMON SHARE
Net Income – Basic	$1.00	$1.21	$0.16	$0.42
Net Income – Diluted	$0.99	$1.20	$0.15	$0.42
Common Dividends Declared and Paid Per Share	$0.59	$0.53	$0.20	$0.17
Weighted Average Shares Outstanding – Basic	3,071,223	3,123,581	3,063,320	3,105,362
Weighted Average Shares Outstanding – Diluted	3,122,949	3,147,458	3,127,461	3,137,768

See notes to consolidated financial statements

NSD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$3,077,397	$3,768,589
Adjustments to Net Income:
Provision for Loan Losses	720,000	675,000
Gain on Sale of Investment Securities Available for Sale	(433,026)	(73,842)
Loss on Sale of Other Assets	22,132	19,100
Gain on Loan Sales	(21,721)	—
Loss on Disposition of Premises and Equipment	6,904	6,018
Depreciation and Amortization	413,854	515,143
Net Premium Amortization	174,303	183,738
Decrease in Accrued Interest Receivable	248,934	152,888
Increase (Decrease) in Accrued Interest Payable	322,350	(52,549)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(263,698)	—
Decrease (Increase) in Other Assets	2,144,251	(2,115,356)
Deferred Loan Fees, Net	405	9,459
(Decrease) Increase in Other Liabilities	(560,028)	2,079,924

Net Cash Provided by Operating Activities	5,852,057	5,168,112

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Investment Securities Available for Sale	18,312,815	18,654,553
Proceeds from Repayments and Maturities of Investment Securities Available for Sale	28,210,267	36,984,429
Purchases of Investment Securities	(35,521,368)	(63,919,261)
Purchase of Bank-Owned Life Insurance	(2,985,876)	—
Proceeds from Sales of Other Real Estate Owned	340,184	416,539
Net Increase in Loans	(28,094,124)	(22,081,196)
Proceeds from Loan Sales	914,726	—
Purchases of Premises and Equipment, Net	(1,443,938)	(432,137)

Net Cash Used by Investing Activities	(20,267,314)	(30,377,073)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in Demand and Savings Accounts	(4,279,663)	11,823,589
Increase in Certificates of Deposit	19,890,158	3,724,655
Proceeds from Federal Home Loan Bank Advances and Other Borrowings	—	7,000,000
Proceeds from the Exercise of Common Stock Options	138,236	—
Cash Paid in Lieu of Fractional Shares	(4,411)	(3,755)
Treasury Stock Purchased	(789,342)	(870,954)
Dividends Paid	(1,813,307)	(1,669,254)

Net Cash Provided by Financing Activities	13,141,671	20,004,281

Net (Decrease) Increase in Cash and Cash Equivalents	(1,273,586)	(5,204,680)
Cash and Cash Equivalents at Beginning of Period	26,703,917	22,227,012

Cash and Cash Equivalents at End of Period	$25,430,331	$17,022,332

See notes to consolidated financial statements

NSD BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2002	2001	2002	2001
Net Income	$3,077,397	$3,768,589	$476,360	$1,308,118
Unrealized gains on securities:
Unrealized holding gains arising during period	2,427,779	2,759,656	783,001	936,603
Less: reclassification adjustment for gain (loss) realized in net income	433,026	73,842	404,172	26,673

Net unrealized gains	1,994,753	2,685,814	378,829	909,930

Other Comprehensive Income	1,994,753	2,685,814	378,829	909,930
Tax Expense at 34%	678,216	913,177	128,802	309,376

Other Comprehensive Income, net	1,316,537	1,772,637	250,027	600,554

Comprehensive Income	$4,393,934	$5,541,226	$726,387	$1,908,672

See notes to consolidated financial statements

NSD Bancorp, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.    Principles of Consolidation:

The consolidated financial statements of NSD Bancorp, Inc. (the “Corporation”) include the accounts of the Corporation and wholly owned subsidiary, NorthSide Bank, a community bank operating twelve branch offices located in Western Pennsylvania, and NorthSide Bank’s wholly owned subsidiary, NSB Financial Services, LLC. NSB Financial Services, LLC is a limited liability corporation which operates as a licensed title insurance agency providing title searches and other real estate settlement services to the general public. Material intercompany accounts and transactions have been eliminated.

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

3.    Recent Accounting Pronouncements:

On March 13, 2002, the Financial Accounting Standards Board (“FASB”) cleared Statement 133, Implementation Issue No. C13, “Scope Explanation: When a Loan Commitment is Included in the Scope of Statement 133,” (“C13”). Financial Accounting Standard 133 “Accounting for Derivative Instruments and Hedging Activities” establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. C13 requires entities to account for loan commitments that relate to the origination or acquisition of mortgage loans that will be held for resale as derivative instruments in accordance with Statement 133. The effective date of implementation of C13 for the Corporation was July 1, 2002. The adoption of C13 did not have a material effect on the Corporation’s financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions,” which is effective for acquisitions that occurred on or after October 1, 2002. This statement addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises, and amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.” Implementation of SFAS No. 147 is not expected to have a material impact on the Corporation’s financial condition or results of operations.

4.    Reclassifications:

For comparative purposes, reclassifications have been made to certain amounts previously reported in the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.’s (the “Corporation”) financial condition and results of operations for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001.

Certain information in this discussion and other statements contained in this report, which are not historical facts, may be forward-looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of commercial, real estate, consumer and other lending activities; changes in federal and state regulations; the presence in the Corporation’s market area of competitors with greater financial resources than the Corporation or other unanticipated external developments materially impacting the Corporation’s operational and financial performance.

Results of Operations

Net income for the nine months ended September 30, 2002 was $3,077,397, a decrease of $691,192 from $3,768,589 for the nine months ended September 30, 2001. The decline in earnings was primarily due to a charge-off of $1,793,205 in excess of specific loss reserves, resulting from an apparent external fraud, which was identified subsequent to September 30, 2002. The suspected fraud is isolated to accounts receivable purchased from one customer under the Company’s Cashflow Maximizer program. Also contributing to the decrease were increases in salaries and employee benefits, occupancy expense, equipment and supplies, data processing, and other operating expenses of $341,968, $78,936, $57,156, $42,155, and $1,905,282, respectively. Offsetting these decreases in net income, was an increase in other income of $510,274 and a $733,418 increase in net interest income for the nine months ended September 30, 2002 compared to the same period in 2001. The Corporation’s annualized return on average assets (ROA) for the first nine months of 2002 was 0.85% compared to 1.13% for the same period in 2001. This decrease reflects the impact of the charge-off due to an apparent fraud and compression of the net interest margin offset by significant growth in average assets. Annualized return on average equity (ROE) was 11.36% for the first nine months of 2002 compared to 14.80% for the same period in 2001. This decrease is partially due to a decline in net interest margin and an increase in shareholders equity related to a positive shift in unrealized gains on investment securities available for sale during the first nine months of 2002. Also impacting ROE was the charge-off due to an apparent fraud. The decrease was offset by significant growth in average earning assets resulting in a lower equity-to-assets ratio and, to a lesser extent, the repurchase of common shares into treasury.

Net income for the third quarter of 2002 was $476,360, a decrease of $831,758, from $1,308,118 for the third quarter of 2001. The decline in earnings was primarily due to a charge-off of $1,793,205 in excess of specific loss reserves, during the third quarter of 2002, resulting from an apparent external fraud which was identified subsequent to September 30, 2002. The suspected fraud is isolated to accounts receivable purchased from one customer under the Company’s Cashflow Maximizer program. Also contributing to this decrease were increases to salaries and benefits, equipment and supplies, data processing, advertising and other operating expenses of $142,098, $31,654, $27,629, $15,444 and $1,823,858, respectively. Offsetting the decrease to net income was an increase in other income of $552,662 and a $208,257 increase in net interest income for the three months ended September 30, 2002 compared to the same period in 2001. ROA and ROE for the third quarter of 2002 was 0.39% and 5.23%, respectively, compared to 1.15% and 15.33% for the same period in 2001.

Net Interest Income

The primary component of the Corporation’s earnings is net interest income, which is the difference between interest earned on loans, investments and other earning assets and the interest expense on deposits and other interest bearing liabilities which fund those assets. Tax-exempt securities and loans carry pretax yields lower than comparable taxable assets. Therefore, it is more meaningful to analyze net interest income on a tax-equivalent basis.

Total tax-equivalent interest income decreased $657,501 during the nine months ended September 30, 2002 as compared to the same period in 2001 as the result of a decline in the yield on average earning assets to 6.93% at September 30, 2002 from 7.64% at September 30, 2001 offset by a $30,670,108 increase in average earning assets. Contributing to the decrease in tax-equivalent interest income was by a decline in the yield on total loans to 7.43% for the first nine months of 2002 from 8.16% for the same period in 2001 offset by an increase in average loans outstanding of $26,318,448. Average federal funds sold outstanding decreased $1,525,604 during the period along with a decline in the related yield to 1.67% from 4.69% during the first nine months of 2002. Average due from banks balances also decreased $266,849 compared to the same period in 2001. The yield on investment securities available for sale decreased from 6.40% for the first nine months of 2001 to 5.80% for the first nine months of 2002 offset by an increase in average investment securities available for sale of $6,144,113.

Total interest expense decreased $1,464,921 during the nine months ended September 30, 2002 compared to the same period in 2001 as the result of a decrease in the cost of interest bearing liabilities to 3.78% at September 30, 2002 from 4.69% at September 30, 2001 offset by a $30,417,673 increase in average interest bearing liabilities. Contributing to the decrease in the cost of interest bearing liabilities was a decrease in the cost of interest bearing deposits to 3.11% for the first nine months of 2002 from 4.27% for the same period in 2001 offset by an increase in average interest bearing deposits of $28,049,725. Offsetting the decrease to the cost of interest bearing liabilities were increases in average FHLB advances and average federal funds purchased of $1,802,014 and $565,934, respectively.

Total tax-equivalent interest income decreased $220,126 to $7,852,541 during the third quarter of 2002 as compared to the same period in 2001. This decrease is the result of a decline in the yield on total earning assets from 7.48% for the third quarter of 2001 to 6.79 for the third quarter of 2002 offset by growth in average earning assets of $30,632,464. Contributing to the decrease in tax-equivalent interest income was a decline in the yield on average loans to 7.25% during 2002’s third quarter compared to 7.97% for the same period in 2001 offset by an increase in average loans of $29,342,196. Also contributing to this decrease was a decline in the yield on average investment securities outstanding during the quarter to 5.89% from 6.21% for the third quarter of 2001 along with a decrease in average investment securities outstanding of $6,635,850. The yield on average due from bank balances also decreased during the quarter to 1.62% from 3.70% for the third quarter of 2001 offset by an increase in the average balances of due from banks of $1,150,555.

Interest expense decreased $656,779 during the third quarter of 2002 compared to the third quarter of 2001 due to a decline in the average total cost of funds from 4.54% for the third quarter of 2001 to 3.71% for the third quarter of 2001 offset by a $30,997,607 increase in average interest bearing liabilities. The cost of total average interest bearing deposits declined to 3.02% in the third quarter of 2002 from 4.07% for the same period in 2001 while the average interest bearing deposits increased $31,036,854. The increase in average interest bearing deposits consisted of a $9,725,442 increase in average savings and a $22,931,868 increase in average certificates of deposits, offset by a decline in money market and interest checking of $1,620,456. Average federal funds purchased decreased by $9,380 compared to the third quarter of 2001.

The Corporation’s year-to-date net interest margin decreased from 3.84% as of September 30, 2001 to 3.82% as of September 30, 2002, due to a decrease in the average cost of interest bearing liabilities offset by a decrease in the average yield on earning assets. The Corporation’s 2002 third quarter net interest margin of 3.73% reflects a decline from 3.80% for the same period in 2001. This decline was the result of a decline in the average cost on interest bearing liabilities offset by a decline in the yield on earning assets for the period.

Provisions for Loan Losses

The Corporation recorded a $720,000 and $240,000 provision for loan losses for the nine and three month periods ended September 30, 2002, compared with a $675,000 and $225,000 provision for the same periods in 2001. Provisions for loan losses are charged to income to maintain the reserve for loan losses at a level that management considers appropriate based on the factors discussed below in the “Reserve for Loan Losses” section.

The provision for loan losses for the nine months ended September 30, 2002, compared to the first nine months of 2001 provision was affected by the following factors:

•
An increase in non-accrual loans from $634,659 at December 31, 2001 to $1,228,689 at September 30, 2002, offset by a decrease in loans 90 days past due and still accruing interest from $1,150,634 at December 31, 2001 to $908,928 at September 30, 2002. The result of these changes was a $277,124 increase in total non-performing assets and loans 90 days past due and nonaccrual loans. For further discussion, please refer to the Non-performing Assets section of this report.

•
The continued moderate net loan loss experience in relation to average loans outstanding further supported the use of existing individual loan portfolio loss factor assignments in calculating required formula reserves.

•
The Corporation’s consistent application of strict standards to the definitions of potential and well-defined weaknesses in the loan portfolio and the ongoing loan review process, which resulted in a $501,606 increase in loans classified as substandard, doubtful or loss since December 31, 2001.

Other Income

Other income increased $510,274 to $2,537,252 for the nine months ended September 30, 2002 from $2,026,978 for the nine months ended September 30, 2001. Net gains on sales and calls of investment securities available for sale during the first nine months of 2002 increased $359,184 to $433,026 from $73,842 for the same period in 2001. Service fees decreased to $815,203 for the first nine months of 2002, from $871,220 for the same period in 2001 principally due to $19,435 less in NSF charges collected in 2002 and also due to decreases in checking account fees and savings account service charges of $20,456 and $17,093, respectively. Other operating income increased to $1,289,023 for the nine months ended September 30, 2002, from $1,081,916 for the same period in 2001. Contributing to this improvement was $46,708 and $36,689 in income generated from bank owned life insurance and investment services commissions, respectively. Increases in mortgage related correspondent banking fees, title insurance premiums, electronic funds transfer fees, and MasterCard/Visa commissions contributed $84,763, $30,920, $46,252, and $20,149, respectively, in additional income compared to the first nine months of 2001. Offsetting these increases was a $3,718 increase in net losses recognized on the sale of other assets and a decrease in ATM service charges of $10,340 during the first nine months of 2002 compared to the first nine months of 2001. Also offsetting the increase in operating income was an $89,306 decrease in service fees collected from NorthSide Bank’s Cashflow Maximizer program due to the discounting of fees charged on receivables purchases in an effort to accelerate the elimination of this program during 2002.

Other income increased $552,662 to $1,215,107 for the three months ended September 30, 2002 from $662,445 for the three months ended September 30, 2001. Sales and calls of investment securities available for sale during the third quarter of 2002 resulted in net gains of $404,172 compared to net gains of $26,673 for the same period in 2001. Service fees increased to $299,499 for the third quarter of 2002, from $290,894 for the same period in 2001 as the result of a $16,041 increase in NSF charges collected in the third quarter of 2002 offset by declines in checking account fees and savings account service charges of $1,572 and $6,317, respectively. Other operating income increased to $511,436 for the three months ended September 30, 2002 compared to $344,878 for the three months ended September 30, 2001. Contributing to this improvement was $31,388 and $14,843 in income generated from bank owned life insurance and investment services commissions. Increases in mortgage related correspondent banking fees, title insurance premiums and electronic funds transfer fees contributed $74,837, $40,997 and $34,286, respectively, in additional income compared to the third quarter of 2001. Offsetting these increases was a $42,774 decline in service fees collected from NorthSide Bank’s Cashflow Maximizer program due to the discounting of fees charged on receivables purchases in an effort to accelerate the elimination of this program during 2002.

Other Expenses

Total other expenses for the first nine months of 2002 increased $2,413,448 to $10,214,611 from $7,801,163 for the same period in 2001. Salaries and employee benefits increased $341,968 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased life insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank’s new Fox Chapel branch office, opened during the third quarter of 2002. Occupancy expense increased $78,936 compared to the same period in 2001 principally due to a $43,876 increase in rent primarily related to the new Fox Chapel branch opening in the third quarter of 2002 and also the new Franklin Park branch office, opened during the second quarter of 2001. Also contributing to the increase in occupancy expense was $24,055 increase in real estate tax expense. These increases were offset by an $18,897 reduction in utilities. Equipment and supplies expense increased $57,156 due primarily to a $14,288 increase in maintenance contracts due to new contracts on technology upgrades. Also corresponding to these upgrades was a $25,058 increase in depreciation expenses. An increase in office expense of $20,318 expense due to a timing difference in supplies ordering compared to the prior year also contributed to equipment and supplies. The $42,155 increase in data processing was due to an increase in charges incurred for third party data processing. FDIC insurance declined $6,296 for the first nine months of the year reflecting a lower premium assessment rate in 2002. Advertising expense decreased $5,752 corresponding to the Bank’s emphasis on promoting its new savings account product during the first quarter of 2001 and additional marketing related to the Franklin Park branch office opening and also the Bank’s new business banking marketing campaign during 2001. The overall increase in other operating expenses of $1,905,282 can be attributed in large part to a $1,973,359 increase in Cashflow Maximizer expense as the result of a $1,793,205 charge-off in excess of specific loss reserves, resulting from an apparent external fraud, which was identified subsequent to September 30, 2002 and a $211,000 additional reserve for Cashflow Maximizer losses recognized during the second quarter of 2002. Also contributing to this increase was a $19,658 increase in director’s fees related to the addition of two new directors in November of 2001 and a $14,543 increase in installment loan origination expenses due to added production in 2002. Pennsylvania Shares tax increased $25,815 corresponding to overall company growth and title insurance premium expense increased $30,386 for the period. These increases were offset by a $132,451 reduction in deposit premium amortization corresponding to the completion of the amortization schedule in December of 2001. Asset recovery expenses and general losses also decreased $63,255 and $28,608, respectively.

Total other expenses for the third quarter of 2002 increased $2,031,324 to $4,619,753 from $2,588,429 for the same period in 2001. Salaries and employee benefits increased $142,098 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased medical insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank’s new Fox Chapel branch office, opened during the third quarter of 2002. Occupancy expense decreased $14,000 due to an $11,748 decrease in utilities expense and a $16,142 decrease in insurance. Offsetting these decreases was $11,130 in additional rent expense primarily related to the new branch opening. Equipment and supplies expense increased $28,695 as increases in depreciation, office expense and stationary and supplies of $15,111, $20,645, and $5,308, respectively, were offset by a $12,865 reduction in equipment repairs. The $27,630 increase in data processing was primarily due to an increase in charges incurred for third party data processing. Advertising expense increased $15,443 corresponding to the Bank’s increased emphasis on television media during the second quarter of 2002. The overall increase in other operating expenses of $1,823,858 can be attributed in large part to a $1,778,449 increase in Cashflow Maximizer expense as the result of a $1,793,205 charge-off in excess of specific loss reserves, resulting from an apparent external fraud, which was identified subsequent to September 30, 2002. Also contributing to this increase were increases in postage, telephone expense, and title insurance premium of $23,402, $19,222, and $32,324, respectively. These increases were offset by a $44,150 reduction in deposit premium amortization corresponding to the completion of the amortization schedule in December of 2001.

Income Taxes

The Corporation recorded an income tax provision of $1,171,436 for the nine months ended September 30, 2002 compared to $1,695,000 for the nine months ended September 30, 2001. The decrease in tax provision was primarily the result of lower pre-tax earnings and also by the impact of an increase in the proportion of tax-exempt investment securities and other tax-exempt earning assets to taxable earning assets. The effective tax rates for the first nine months of 2002 and 2001 were 27.6% and 31.0%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the first nine months of 2002 compared to the same period in 2001.

The Corporation recorded an income tax provision of $93,236 for the three months ended September 30, 2002 compared to $546,883 for the three months ended September 30, 2001. This decrease in tax expense was the result of lower pre-tax earnings and also the impact of an increase in the proportion of tax-exempt investment securities and other tax-exempt assets to taxable earning assets. The effective tax rates for third quarter of 2002 and 2001 were 16.4% and 29.5%, respectively. The decrease in effective tax rate is due to an increase in income earned on higher average outstanding tax-exempt earning assets and the impact of the $1,793,205 charge-off in excess of specific reserves due to an apparent fraud during the third quarter of 2002 compared to the same period in 2001.

Financial Condition

The Corporation’s total assets increased $17,231,682 from $479,269,794 at December 31, 2001 to $496,501,476 at September 30, 2002. Securities available for sale decreased $8,693,443 from $117,098,802 at December 31, 2001 to $108,405,359 at September 30, 2002. There were no securities held to maturity at September 30, 2002 or at December 31, 2001. Loans available for sale increased to $4,956,712 at September 30, 2002 from $4,570,679 at December 31, 2001. The loans available for sale at September 30, 2002 and December 31, 2001 were entirely comprised of Small Business Administration (SBA) loans. Net loans increased from $317,318,594 at December 31, 2001 to $343,512,192 at September 30, 2002.

Investment Securities

Contributing to the investment securities available for sale decrease during the first nine months of 2002 were decreases in mortgage-backed securities and corporate bonds of $14,716,457 and $1,261,184, respectively, while U.S. Treasuries, U.S. Government agencies, obligations of state and political subdivisions, and marketable equity securities increased by $110,160, $4,574,375, $2,423,447, $176,216, respectively due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a $1,994,753 improvement in net, unrealized gains (losses) on investment securities available for sale principally due to a significant positive shift in market pricing related to fixed income investment securities during the second and third quarters of 2002. The fair value of marketable equity securities increased $176,216 during the first nine months of 2002, which was almost entirely due to the improvement in the valuation of bank stocks held within the portfolio. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances.

A summary of investment securities available for sale is as follows:

	September 30, 2002
		Gross Unrealized Holding
	Amortized Cost	Gains	Losses	Market Value
U. S. Treasury Securities	$1,639,958	$81,292	$—	$1,721,250
U.S. Government Agencies	10,999,456	219,603	—	11,219,059
Mortgage-backed Securities	50,943,130	858,856	12,981	51,789,005
Obligations of State and Political Subdivisions	16,648,751	448,106	399	17,096,458
Other Bonds	18,985,309	730,127	553,174	19,162,262
Marketable Equity Securities	5,692,938	1,731,430	7,043	7,417,325

Total Investment Securities Available for Sale	$104,909,542	$4,069,414	$573,597	$108,405,359

	December 31, 2001
		Gross Unrealized Holding
	Amortized Cost	Gains	Losses	Market Value
U. S. Treasury Securities	$1,658,992	—	$47,902	$1,611,090
U.S. Government Agencies	6,553,153	91,531	—	6,644,684
Mortgage-backed Securities	66,223,953	523,611	242,102	66,505,462
Obligations of State and Political Subdivisions	14,722,070	48,975	98,034	14,673,011
Other Bonds	21,181,632	60,383	818,569	20,423,446
Marketable Equity Securities	5,257,938	1,984,064	893	7,241,109

Total Investment Securities Available for Sale	$115,597,738	$2,708,564	$1,207,500	$117,098,802

Loans

Loans, net of deferred fees, increased to $349,224,574 at September 30, 2002 from $323,269,353 at December 31, 2001. Commercial loan development efforts resulted in an increase of $17,635,175 in nonresidential mortgages. Offsetting this increase was a decline of $1,948,489 in commercial, financial and agricultural loans. A lease financing decline of $1,389,707 was a result of what is considered a temporary market trend toward more traditional commercial financing. An increase of $17,250,175 in consumer loans outstanding is partially due to expansion of the Bank’s automobile dealer network and most significantly, to an increase in existing indirect automobile lending. Residential mortgages declined by $8,032,643 corresponding to an increase in the refinance activity and a change in business practice away from inventorying mortgage production while lines of credit and non-accrual loans increased by $1,456,916 and $594,030, respectively.

	September 30, 2002	December 31, 2001	Increase (Decrease)
Consumer Loans to Individuals	$152,358,777	$135,108,602	$17,250,175
Mortgage:
Nonresidential	91,337,679	73,702,504	17,635,175
Residential	50,553,365	58,586,008	(8,032,643)
Commercial, Financial and Agricultural	29,624,568	31,573,057	(1,948,489)
Lines of Credit	7,485,902	6,028,986	1,456,916
Lease Financing	12,030,226	13,419,933	(1,389,707)
Loans Held for Sale	5,009,816	4,619,647	390,169
Non-Accrual Loans	1,228,689	634,659	594,030

Total Loans	349,629,022	323,673,396	25,955,626
Deferred Fees	(404,448)	(404,043)	(405)

Loans, Net of Deferred Fees	$349,224,574	$323,269,353	$26,955,221

A loan is considered impaired when based upon current information and events; it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At September 30, 2002, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. There was no average recorded investment in impaired loans for the nine months ended September 30, 2002 and also for the nine months ended September 30, 2001. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first nine months of 2002.

Non-Performing Assets

Non-performing assets and loans 90 days past due and still accruing increased to $2,350,715 at September 30, 2002 from $2,073,591 at December 31, 2001 due to an increase of $518,830 in total non-performing assets, offset by a $241,706 reduction in loans 90 days past due and still accruing interest.

The $594,030 increase in non-accrual loans was due, in large part, to the restructuring of one Cashflow Maximizer relationship during the second quarter of 2002 which was previously reported in the Corporation’s Other Asset totals. As a result of that restructuring, $756,743 in purchased accounts receivable past due more than 90 days were placed on a term loan to facilitate the collection of amounts outstanding. Subsequent to September 30, 2002, however, an apparent fraud was identified related to accounts receivable purchased from that customer under the Cashflow Maximizer program. Due to the apparent fraud related to that customer’s Cashflow Maximizer accounts receivable, management determined that full collection of the term loan was impaired and consequently charged-off $384,011 of the remaining term loan balance of $684,011 during the third quarter of 2002. As of September 30, 2002, the remaining $300,000 of the restructured term loan remains classified as a non-accrual loan secured by marketable equity securities in the corporation’s physical possession which are pending liquidation. Also contributing to the increase in non-accrual loans was a $132,232 increase in equipment leases placed on non-accrual status during the first nine months of 2002.

Loans past due 90 days and still accruing interest decreased $241,706 as the result of $380,000 decrease related to the mortgage loan portfolio offset by a $103,000 increase related to the installment loan portfolio.

The current quality of the loan portfolio can be demonstrated by the following table, which details total non-performing loans and past due loans:

	September 30, 2002	December 31, 2001
Non-accrual Loans	$1,228,689	$634,659
Other Real Estate Owned	47,980	76,454
Other Assets Held for Sale	165,118	211,844

Total Non-Performing Assets	1,441,787	922,957
Loans 90 Days Past Due and Still Accruing Interest	908,928	1,150,634

Total Non-Performing Assets and Past Due Loans	$2,350,715	$2,073,591

Reserve for Loan Losses

The Corporation’s loan loss reserve at September 30, 2002 was $4,142,641 or 1.19% of total loans compared to $3,733,047 or 1.14% of total loans at September 30, 2001. Management believes that the loan loss allowance is appropriate based upon estimated losses.

The Corporation’s net charge-off by loan type in the reserve for loan losses were as follows:

	For the Nine Months Ended September 30,
	2002	2001
Reserve for Loan Losses at Beginning of Year	$4,139,476	$3,364,704
Charge-offs:
Commercial, Financial, and Agricultural Loans	384,011	39,746
Real Estate Mortgage Loans	—	—
Installment Loans	240,267	287,620
Lease Financing	134,816	43,104

Total Charge-offs	759,094	370,470
Recoveries:
Commercial, Financial, and Agricultural Loans	9,500	13,004
Real Estate Mortgage Loans	1,000	350
Installment Loans	28,759	48,519
Lease Financing	3,000	1,940

Total Recoveries	42,259	63,813

Net Charge-offs	716,835	306,657
Provisions for Loan Losses	720,000	675,000

Reserve for Loan Losses at End of Period	$4,142,641	$3,733,047

The Corporation’s policies provide for loan loss reserves to adequately protect against potential unidentified and/or identified loan losses consistent with sound and prudent banking practice. These policies consider historical data of actual losses and loans classified by specific loan credit evaluation. They also consider loan delinquency and economic conditions.

The Corporation follows a loan review program to evaluate the credit risk in its loan portfolio for substantially all loans greater than $50,000. Through the loan review process, the Corporation maintains a classified account list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the asset. Loans classified as “doubtful” are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require charge-off if immediately liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent or on nonaccrual status. As of September 30, 2002, substandard loans totaled $2,039,893 and doubtful loans totaled $1,514,302. All substandard and doubtful loans were designated as delinquent or nonaccrual as of September 30, 2002.

In addition to its classified account list and delinquency list of loans, the Corporation maintains a separate “watch list,” which further aids the corporation in monitoring its loan portfolio. Watch list loans show warning elements where the present status portrays one or more deficiencies requiring attention in the short run, or pertinent ratios of the loan account have weakened to a point that more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Corporation reviews these loans while assessing the adequacy of the reserve for loan losses.

The Corporation establishes specific reserves for potential problem loans as determined by its loan review program described above. The specific reserves on these loans are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures” taking into account the credit’s current operating status, pledged collateral and plans of action for resolving any deficiencies. The specific reserves are usually only considered for the Corporation’s commercial loan portfolio.

The Corporation maintains formula reserves for all loans not considered by the specific reserve method. Formula reserves are calculated for each pool of homogeneous loans based on a loan’s risk rating, delinquency status and the historical charge-off experience pertaining to each loan type. The loss factors used in calculating formula reserves for substandard, doubtful and loss credits are based upon management’s judgment of inherent risks associated within these loan classifications. Formula reserves, relative to loan delinquency status, are based on the type of loan and delinquency aging and are determined by management’s judgment of the inherent risk of loss from these delinquency categories. The Corporation also establishes formula reserves for all loan types by applying a factor, based on corresponding historical charge-off percentages, to homogeneous pools of loans.

These formula reserves are based on the Corporation’s historical charge-off experience. If current charge-off levels deviate from the Corporation’s historical experience, the deviation will be reflected in the Corporation’s ongoing formula reserves and will adjust the allowance for loan losses accordingly. The Corporation maintains an unallocated reserve taking into consideration the following factors:

•	General local and national economic and business conditions affecting key loan portfolios,

•	Credit quality trends (including current and expected trends in non-performing loans under existing conditions),

•	Collateral values,

•	Seasoning of the loan portfolio,

•	Specific industry conditions within portfolio segments,

•	Duration of the current business cycle,

•	Delinquency and nonaccrual trends,

•	Recent loss experience in particular segments of the portfolio,

•	Changes in lending and collection practices,

•	Trends in volume and terms of loans,

•	Other external factors that could affect the ability of the Corporation’s customers to repay their obligations.

Management reviews these conditions to determine if any of these conditions is evidenced by a specifically identified problem credit or portfolio segment. Management’s estimate of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the potential risk concerning this condition is reflected in the unallocated reserve.

The composition of the Corporation’s reserve for loan losses is as follows at September 30, 2002 and 2001:

	September 30,
	2002	2001
Specific Reserves	$1,173,420	$671,814
Formula Reserves	2,772,862	2,494,229
Unallocated Reserves	196,359	567,004

Total	$4,142,641	$3,733,047

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

Specific reserves increased $501,606 from $671,814 at September 30, 2001, to $1,173,420 at September 30, 2002, largely due to a $617,822 increase in loans classified as substandard. This increase in substandard loans is attributable, in large part, to $431,660 in residential mortgage loans related to two customers which were classified as substandard during the first nine months of 2002. Also contributing to this increase were $133,294 and $164,643 increases in installment loans and equipment leases, respectively, which were classified as substandard.

At September 30, 2002, loans classified as doubtful represented an increase of $750,577 over September 30, 2001 classifications. This increase was largely attributable to a $456,346 increase in commercial loans classified as doubtful. As previously stated in the Non-performing Assets section of this report, the corporation restructured one Cashflow Maximizer customer relationship which was previously reported in the Corporation’s Other Asset totals. As a result of that restructuring, $756,743 in purchased accounts receivable that were past due more than 90 days were placed on a term loan to facilitate the collection of amounts outstanding. Subsequent to September 30, 2002, however, an apparent fraud was identified related to accounts receivable purchased from that customer under the Cashflow Maximizer program. Due to the apparent fraud related to that customer’s Cashflow Maximizer accounts receivable, management determined that full collection of the term loan was impaired and consequently charged-off $384,011 of the remaining term loan balance of $684,011 during the third quarter of 2002. As of September 30, 2002, the remaining $300,000 of the restructured term loan remains classified as a doubtful loan secured by marketable equity securities in the corporation’s physical possession which are pending liquidation. Also contributing to the increase in doubtful loans was a $225,289 increase in classified equipment leases, $174,276 of which was attributable to one borrower.

At September 30, 2002, total classified loans were $3,562,485 compared to $2,191,333 at September 30, 2001. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these loans may change in the event that there is evidence of an improvement or further deterioration in a customer’s ability to satisfy contractual requirements.

The formula reserve portion of the reserve for loan losses increased $278,633 to $2,772,862 at September 30, 2002, from $2,494,229 at September 30, 2001, corresponding to the overall increase in loans outstanding and most notably, increases in commercial and installment loans.

At September 30, 2002, the unallocated reserve portion of the reserve for loan losses decreased to $196,359 from $576,004 at September 30, 2001. This decrease is attributable, in part to several significant initiatives which were implemented or were in the process of implementation as of September 30, 2002. These initiatives serve to enhance the Corporation’s ability to more closely identify and monitor risk elements associated with loan underwriting, review and collection processes and to more clearly determine the adequacy of loan loss reserves. Specifically, a management committee was established to monitor loan portfolio performance and to review, identify and classify individual loan relationships. Also, certain personnel changes within the business banking division have significantly improved the risk management process through the addition of several more experienced underwriters and another experienced analyst to assist in the underwriting and ongoing credit review processes.

Current local and national economic conditions are expected to be sustained throughout the course of the 2002 operating year. Management’s performance outlook concerning certain segments of the overall loan portfolio, however, has improved slightly due to indications that such economic conditions, although protracted, have not manifested a material adverse impact on the performance or quality of those segments. Management does feel, however, that market uncertainty and low growth expectations in the local and national economy are such that the current outlook must be continuously re-evaluated for the potential of a more significant impact in the future. New loan volumes and loan terms appear consistent with historical trends with regard to credit quality and proportionate composition. In evaluating the appropriateness of the unallocated reserve, management considered the following factors:

•
Specific and inherent loss estimates, which are periodically adjusted based upon the most recent available information. There is, however, a possibility that the amount of actual losses may vary for estimated amounts. Consequently, estimation risk is present and should be provided for in assessing the appropriateness of the reserve for loan losses.

•	The adverse effects of changes in the current economic and interest rate environment on those borrowers who have a more leveraged financial profile,

•	The adverse effects of projected slowing trends, by certain external parties, on automobile manufacturers and the impact on consumer demand and consumption.

Other Assets

Total other assets of $13,220,706 at September 30, 2002 represents an increase of $306,068 compared to $12,914,638 at December 31, 2001. A significant portion of this increase is due to the purchase of additional bank owned life insurance and appreciation in the value of these assets resulting in a net increase of $3,249,574 during the first nine months of 2002. Also, net purchases of accounts receivable offset by the restructuring of $1,091,473 in receivables through new term loan arrangements resulted in a $95,336 decrease in Cashflow Maximizer accounts receivable balances outstanding during the first nine months of 2002. Also offsetting the increase to other assets was an additional reserve for potential losses which was of $211,000 was provided during the second quarter of 2002. Subsequent to September 30, 2002, an apparent fraud was identified related to accounts receivable purchased from one customer under the Company’s Cashflow Maximizer program. Consequently, a charge-off of $1,793,205 was taken in excess of specific loss reserves, resulting from the apparent external fraud as of September 30, 2002. The suspected fraud is isolated to accounts receivable purchased from one customer under the Company’s Cashflow Maximizer program which has been discontinued as of the filing of this report. Management believes that substantially all potential losses related to this situation have been charged-off as of September 30, 2002.

As of September 30, 2002, the total amount reserved for potential Cashflow Maximizer losses was $411,000 compared to $200,000 at December 31, 2001. As a result of the loss associated with the apparent fraud discussed above, the entire $411,000 reserve was applied to losses and the remaining outstanding balance was charged-off as an additional loss.

The following table represents a summary of activity related to the Corporation’s Cashflow Maximizer business line for the first nine months of 2002 and for the 2001 operating year.

	September 30, 2002	December 31, 2001
Beginning Balance, January 1,	$2,487,783	$1,966,275
Purchases of Receivables, Net of Repayments	996,137	721,508
Less:
Receivables Restructured as Term Loans	(1,091,473)	—

Total Cashflow Maximizer Receivables Outstanding	2,392,447	2,687,783
Provision for Losses	(211,000)	(200,000)
Charge-off in Excess of Provision	(1,793,205)	—

Total Cashflow Maximizer Receivables Outstanding, Net	$388,242	$2,487,783

Liabilities

Total liabilities were $457,903,202 at September 30, 2002, an increase of $15,306,572 from December 31, 2001. The increase was largely the result of increases in total deposits and accrued interest payable of $15,610,494 and $322,351, respectively.

Deposits

Total deposits increased $15,610,494 from $340,983,291 at December 31, 2001 to $356,593,785 at September 30, 2002. Contributing to the overall increase were increases in non-interest bearing demand deposits, time deposits over $100,000 and other time deposits of $2,413,779, $6,281,441 and $13,608,717, respectively, offset by decreases in interest bearing demand deposits, savings deposits and money market accounts of $4,110,281, $532,044 and $2,051,118, respectively.

The composition of deposits is shown in the following table:

	September 30, 2002	December 31, 2001	Increase (Decrease)
Non-interest Bearing Demand	$69,406,151	$66,992,372	$2,413,779
Interest Bearing Demand	28,393,114	32,503,395	(4,110,281)
Savings	70,278,590	70,810,634	(532,044)
Money Market Account	53,232,854	55,283,972	(2,051,118)
Time Deposits equal to or more than $100,000	26,637,809	20,356,368	6,281,441
Time Deposits less than $100,000	108,645,267	95,036,550	13,608,717

Total Deposits	$356,593,785	$340,983,291	$15,610,494

Total Borrowed Funds

At September 30, 2002, the Corporation had total borrowed funds of $94,000,000. There are no advances that will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. All such advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

Shareholders’ Equity

Consolidated shareholders’ equity increased $1,925,110 from $36,673,164 at December 31, 2001 to $38,598,274 at September 30, 2002. This increase was the result of an increase in capital surplus primarily due to the exercise of stock options along with payment of a stock dividend to shareholders and an increase in accumulated other comprehensive income, which is comprised entirely of unrealized holding gains/losses on investment securities classified as available for sale. These increases were offset by the purchase of treasury stock and payment of cash dividends to shareholders.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation’s Tier I risk-based capital ratio at September 30, 2002 was 9.50% compared to 10.09% at December 31, 2001. The Corporation’s total risk-based capital ratio at September 30, 2002 was 10.79% compared to 11.52% at December 31, 2001. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

Liquidity And Cash Flows

Liquidity is the ability to generate cash flows or obtain funds at a reasonable cost to satisfy customer credit needs and the requirements of depositors. Liquid assets include cash, federal funds sold, investments maturing in less than one year and loan repayments. The Corporation’s ability to obtain deposits and purchase funds at reasonable rates determines its liability liquidity. As a result of liquid asset management and the ability to generate liquidity through deposit funding, management feels that the Corporation maintains overall liquidity sufficient to satisfy customer needs. In the event that such measures are not sufficient, the Corporation has established alternative sources of funds in the form of wholesale borrowings and repurchase agreements.

Operating activities provided net cash of $5,852,057 during the first nine months of 2002, compared to net cash provided of $5,168,112 during the first nine months of 2001. The primary source of operating cash flows for 2002 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $20,267,314 during the first nine months of 2002, compared to net cash used of $30,377,073 during the first nine months of 2001. Proceeds from sales, repayments and maturities of investment securities available for sale, combined with increases in outstanding retail deposit balances, were primarily used to fund growth in the loan portfolios, reinvested in investment securities available for sale, and also the purchase of additional bank-owned life insurance.

Financing activities provided cash of $13,141,671 and $20,004,281 for the first nine months of 2002 and 2001, respectively. A net increase in total deposits provided cash while cash was used by the payment of cash dividends to shareholders and purchases of treasury stock.

Quantitative and Qualitative Disclosures About Market Risk

The Corporation operates as a traditional commercial banking institution investing in securities and loans with funding primarily provided by retail deposits and wholesale borrowings. The primary source of revenue is the net spread between interest earned on investments and the cost of related funding. Inherent in this business is market risk or the risk of an adverse impact on earnings from changes in market interest rates. Other types of market risks such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Corporation’s business activities. The Corporation has an asset/liability management process in place to monitor and control risks associated with changing interest rates and the potential impact on future financial performance. Management’s objective is to provide an optimum return while maintaining an appropriate mix of earning assets and funding sources consistent with acceptable exposure to market risk. Ultimately, the Corporation seeks to produce consistent profitability in all interest rate environments.

The Corporation has an asset/liability management process in place to monitor and control risks associated with changing interest rates and the potential impact on future financial performance. Interest rate risk is managed by analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time or “GAP” analysis. Management, however, recognizes that a simplified GAP analysis may not adequately reflect the degree to which assets and liabilities with similar repricing characteristics react to changes in market interest rates. In addition, repricing characteristics identified under a specific gap position may vary significantly under different interest rate environments. Therefore, simulation modeling is also performed to evaluate the extent and direction of the Corporation’s interest rate exposure under upward or downward changes in interest rates.

Simulation modeling enables management to quantify the extent of the Corporation’s interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation’s current position. At September 30, 2002, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in an estimated positive impact of approximately 4.2% or approximately $707,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in a decrease in projected net interest income of 5.1% or approximately $881,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation’s position at September 30, 2002. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation’s loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation’s earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of September 30, 2002. Therefore, such analysis is regarded as a fair presentation of the Corporation’s market risk as of September 30, 2002.

Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the company concluded that the company’s disclosure controls and procedures were adequate.

(b)  Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial officers.

Part II – Other Information

Items 1-3	Not applicable pursuant to the instructions to Part II

Item 4	Submission of Matters for a Vote of Security Holders – None

Item 5	Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6	Exhibits and Reports on Forms 8-K.

(a)	Exhibits

10.1
Employment agreement dated July 1, 1993, between NSD Bancorp, Inc. and Lloyd G. Gibson filed as Exhibit 10D to NSD Bancorp, Inc.’s 10K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

10.2	NSD Bancorp, Inc. 1994 Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.’s Form S-8 filed April 27, 1994 is incorporated herein by reference.

10.3	NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.’s Form S-8 filed April 27, 1994, is incorporated herein by reference.

10.4	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

10.5	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

NSD Bancorp, Inc. filed a report on Form 8-K with the Securities and Exchange Commission as of October 25, 2002, announcing its third quarter and nine month earnings which were impacted by the charge-off of $1,793,205 in excess of specific loss reserves, resulting from an apparent external fraud, which was identified subsequent to September 30, 2002.

NSD Bancorp, Inc. filed a report on Form 8-K with the Securities and Exchange Commission as of September 13, 2002 to announce the adoption of a Shareholder Rights Plan. The purpose of this plan was to enhance and protect the value of the shareholders’ investment in NSD and to discourage unfair or financially inadequate takeover practices. This Plan provides for a distribution of Rights to existing shareholders to purchase shares of NSD common stock.

On September 10, 2002, the Board approved a Rights Agreement. This agreement is dated September 12, 2002 and is between NSD Bancorp, Inc. and Registrar and Transfer Company, a New Jersey Corporation who serves as the “Rights Agent.”

One Right for each outstanding share of NSD common stock was declared to shareholders of record as of September 30, 2002. There were 3,063,069 shares of NSD Bancorp, Inc. common stock and 3,063,069 rights outstanding as of September 30, 2002.

These Rights are not exercisable after September 29, 2012 or earlier if redeemed by NSD Bancorp, Inc. The Rights may be redeemed by the Corporation at its option at a redemption price of $.001 per Right.

Distribution Date:

Distribution Date will occur on the earlier of:
•      10 business days (or later as determined by the Board) following a public announcement that an acquiring person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock.

•      10 business days (or later as determined by the Board) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock.

After a distribution date, NSD will mail Rights certificates to the Company’s shareholders and the Rights will separate from the common stock.

Each Right entitles the registered holder to purchase, from NSD, one share of common stock at a price of $80 per share, subject to certain adjustments.

Rights will not be entitled to any Voting rights.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSD BANCORP, INC. (Registrant)

Date: November 14, 2002	By:	/s/ Lloyd G. Gibson
Lloyd G. Gibson, President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ James P. Radick
James P. Radick, Treasurer (Principal Financial and Accounting Officer)