Form 10-K
period 2002-12-31
NSD BANCORP INC
filed 2003-03-28
CIK 898624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549
 Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
for the fiscal year ended December 31, 2002.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
for the transition period from _____ to_____.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of Common Stock, $1.00 par value, held by non-affiliates of March 3, 2003, was $76,078,414.

The number of shares outstanding of the Registrant’s Common Stock as of March 3, 2003 was 3,040,704.

Documents Incorporated By Reference:

Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV.

Portions of the Registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on April 22, 2003, are incorporated by reference into Part III.

Number of Pages in this Filing 17

NSD BANCORP, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2002

Part I

Item 1.     Business

NSD Bancorp, Inc. (the “Corporation”) is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended.  The Corporation became a holding company upon acquiring all of the outstanding shares of NorthSide Bank through an exchange of stock on August 2, 1993.  At December 31, 2002, the Corporation had total assets, deposits and shareholders’ equity of $510,448,272, $369,199,144 and $38,822,256, respectively.  Full-time equivalent employees of the Corporation were 152 at December 31, 2002.

The Corporation derives substantially all of its income from banking and bank-related services provided by its wholly-owned subsidiary, NorthSide Bank (the “Bank”), a state chartered bank with twelve branch locations at December 31, 2002, and the Bank’s wholly-owned subsidiary, NSB Financial Services, LLC.  NSB Financial Services is a limited liability corporation which operates as a licensed title insurance agency providing title searches and other real estate settlement services to the general public.  The Corporation is subject to periodic examination and regulation by the Federal Reserve Bank.  As a state chartered bank, the Bank is subject to periodic examination and regulation by the Pennsylvania Department of Banking and the FDIC.  The Bank is a full-service bank offering retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, wire transfers, money orders and traveler’s checks.  Services to commercial customers are also offered, including real estate mortgage loans, lines of credit, inventory and accounts receivable financing and equipment leasing.  The Bank operates thirteen automatic teller machines to provide 24 hour banking services to its customers.  The Bank’s deposits are derived from more than 50,000 individual and commercial accounts.  There is no single depositor or group of related depositors, the loss of whom would have a materially adverse effect on the business of the Bank.  The Bank’s loans are not concentrated within a single industry or group of related industries to any material extent.

The Bank’s service area includes the northern portion of Allegheny County and southern Butler County where it competes with many other banks.  The Bank also competes with regional bank and trust companies, credit unions, savings and loan associations, consumer finance companies, insurance companies and direct lending agencies of the government throughout its service area.  Banks compete for all types of deposit and loan accounts, with banks and trust companies having the additional power to compete for trust accounts.  Savings and loan associations offer savings and time deposit services as well as installment and mortgage loans.

Credit unions also compete with the Bank for savings and time deposit accounts and for installment loan accounts.  Consumer finance companies provide personal installment loan services in direct competition with the Bank.

The Bank’s business is not seasonal in nature, nor does it depend on any single customer or a few customers, the loss of any one or more of which would be a materially adverse effect on its business.  A further description of the Corporation’s business and discussion of operations is set forth on page 9 in the Corporation’s 2002 Annual Report to Shareholders included in this Form 10-K as Exhibit 13 which description is incorporated herein by reference.

The Company’s website address is www.northsidebank.com. The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission.  Copies of such reports are available at no charge by contacting James P. Radick, Treasurer, NSD Bancorp, Inc., 5004 McKnight Road, Pittsburgh, PA 15237, (412) 231-6900.

Item 2.     Properties

The Corporation’s principal office is located at 5004 McKnight Road, Pittsburgh, Pennsylvania.  The Bank’s main office is located at 100 Federal Street, Pittsburgh, Pennsylvania.  Including the main office, the Bank has a total of twelve branch offices located as listed below.  The Bank owns the four-story building located on Federal Street.  The Bank also owns its Cranberry Township, Ross Township, Pine Creek and West View branch offices, although it leases the land on which the Pine Creek Shopping Center branch office is located.  The Bank’s Hampton Township, McCandless Township, Allegheny Professional Building, Duncan Manor, Pittsburgh Cultural District, Franklin Park and Fox Chapel branch offices and the Pine Creek Shopping Center land are operated under leases that contain various renewal option periods extending through May, 2012.  All properties are in good condition and are adequate for the Corporation’s and the Bank’s purposes.  The following is a list of the banking offices and the addresses of each office:

Location Name and Address

Pittsburgh-North Side	Ross Park
100 Federal Street	5004 McKnight Road
Pittsburgh, PA 15212	Pittsburgh, PA 15237
Allegheny Professional Building	Pine Creek
490 East North Avenue	Pine Creek Shopping Center
Pittsburgh, PA 15212	9805 McKnight Road
McCandless, PA 15237
West View	Duncan Manor
728 Center Avenue	Duncan Plaza
West View, PA 15229	1701 Duncan Avenue
Allison Park, PA 15101
McCandless Township	Pittsburgh Cultural District
Perry Highway and Ingomar Road	701 Liberty Avenue
McCandless, PA 15237	Pittsburgh, PA 15222
Cranberry Township	Franklin Park
Route 19N at St. Francis Way	2000 Corporate Drive at Brandt School Road
Cranberry, PA 16066	Wexford, PA 15090
Hampton Township	Fox Chapel
Shoppers Plaza at Route 8	1112 Freeport Road
Hampton, PA 15101	Pittsburgh, PA 15238

Item 3.     Legal Proceedings

The Corporation is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business.  In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted by the Corporation to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

The Corporation’s Common Stock is traded on the NASDAQ National Market System under the symbol NSDB.  The information set forth under the captions “Regulatory Restrictions” and “Sales Price and Cash Dividends per Share” on pages 23 and 43, respectively, of the 2002 Annual Report is incorporated herein by reference.  As of March 11, 2003, the Corporation had 379 shareholders of its Common Stock.

The Corporation’s Shareholder Rights Plan, filed September 13, 2002 with the Securities and Exchange Commission on Form 8-K, is incorporated herein by reference. The purpose of this plan was to enhance and protect the value of the shareholders’ investment in the Corporation and to discourage unfair or financially inadequate takeover practices.  This Plan provides for a distribution of Rights to existing shareholders to purchase shares of the Corporation’s stock.

Item 6.     Selected Financial Data

Incorporated by reference is the information presented on pages 29 and 32 of the 2002 Annual Report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference is the information presented on pages 31 to 46 of the 2002 Annual Report.

Interest on Nonaccrual Loans

If interest on loans classified as nonaccrual had been recognized, such income would have approximated $93,200, $42,653, $51,058, $78,836 and $68,929 for the years ended 2002, 2001, 2000, 1999 and 1998, respectively.  The Corporation did not record interest on any nonaccrual loans during 2002, 2001, 2000, 1999 and 1998.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of NSD Bancorp, Inc. (the “Corporation”) include the accounts of the Corporation and its wholly owned subsidiary, NorthSide Bank (the “Bank”), a community bank operating twelve branch offices located in western Pennsylvania, and NorthSide Bank’s wholly owned subsidiary, NSB Financial Services, LLC.  NSB Financial Services, LLC is a limited liability corporation which operates as a licensed title insurance agency providing title searches and other real estate settlement services to the general public.  Material intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Investment Securities

The investment securities portfolio consists of securities and short-term investments which are purchased by the Corporation to enhance the overall yield on earning assets and to contribute to the management of interest rate risk and liquidity.  Investments in debt and equity securities are classified into three categories: securities held to maturity, securities available for sale and trading securities.

The Corporation classifies securities as held to maturity when it has both the ability and positive intent to hold securities to maturity.  Securities held to maturity are stated at cost adjusted for amortization of premium and accretion of discount, computed primarily under the interest method.

Securities not classified as held to maturity are designated as available for sale.  These securities may be sold in response to changes in market interest rates, changes in prepayment or extension risk, asset-liability management decisions, income tax considerations or other circumstances identified by management.  Securities available for sale are recorded at estimated market value, with the aggregate unrealized holding gains and losses reported, net of tax effect, as a separate component of shareholders’ equity.

The Corporation’s investment policy specifically prohibits the existence of a trading account portfolio.

On a periodic basis, management evaluates each security where amortized cost exceeds realizable value.  If the decline is judged to be other than temporary, the cost of the security is written down to estimated net realizable value with the write-down included in net securities gains (losses).  Realized gains and losses are computed principally under the specific identification method.

Loans Held for Sale

There were no loans held for sale at December 31, 2002.  The loans available for sale at December 31, 2001 were entirely comprised of Small Business Administration (SBA) loans.  These loans are carried at the lower of cost or market value obtained through secondary market bid quotations, net of any reserve for loan losses.  Any realized gains and losses on these loans are included in other operating income.

Loans and Reserve for Loan Losses

Loans are stated at face value, net of unearned income and deferred fees.  Lease unearned income is recognized over the loan term using the interest method.  Interest on all other loans is recognized based on the outstanding principal balance of the loans.  The accrual of interest is discontinued when, in management’s judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful.  When a loan is classified as nonaccrual, all previously accrued and unpaid interest is reversed.  Interest receipts on nonaccrual loans are applied to principal.  Net loan fees are deferred and amortized over the term of the related loan using the interest method.

The reserve for loan losses is maintained at a level considered adequate by management to provide for loan losses.  The reserve is increased by provisions charged to expense and reduced by loan losses net of recoveries. Management considers historical data concerning actual losses and loans classified by specific loan credit evaluation in determining the adequacy of the reserve for loan losses.  Also considered in this process are loan delinquency trends, prevailing and anticipated economic conditions and uncertainties in estimating losses, all of which may be susceptible to significant change.  This evaluation is inherently subjective as it requires material estimates concerning future losses for each type of loan in the portfolio.

Within the context of Statement of Financial Accounting Standards (SFAS) No. 114, “ Accounting by Creditors for Impairment of a Loan,” a loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contractual terms of the loan agreement.  Impairment is measured based on the present value of expected future cash flows discounted at a loan’s effective interest rate, or as a practical expedient, the observable market price or, if the loan is collateral dependent, the fair value of the underlying collateral.   When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation allowance through a charge to provision for loan losses.  This specific valuation allowance is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral.  The valuation allowance, or reserve for impaired loan losses, is part of the total reserve for loan losses.  Upon disposition of an impaired loan, any related allowance is reversed through a charge to the impaired reserve for loan losses.  Cash payments received on impaired loans are recorded as a direct reduction of the loan principal.  Subsequent amounts collected are recognized as interest income.  Impaired loans are not returned to accruing status until all amounts due, both principal and interest are current and there has been a demonstrated, sustained payment history.

The Corporation collectively reviews leases and consumer loans under $50,000, and residential and commercial real estate under $250,000 for impairment.

In determining the adequacy of the reserve for loan losses, the Corporation establishes specific reserves for potential problem loans as determined by its loan review program.  The specific reserves on these loans are determined in accordance with SFAS No. 114 and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures” taking into account the credit’s current operating status, pledged collateral and plans of action for resolving any deficiencies. The loss factors used in calculating reserves for loans classified as substandard, doubtful and loss credits are based upon historical loss trends and management’s judgment of inherent risks associated within these loan classifications.  Specific reserves are usually only considered for the Corporation’s commercial loan portfolio.

The Corporation maintains general reserves for all loans not considered by the specific reserve method.  General reserves are calculated for each pool of homogeneous loans based on each loan type and corresponding risk rating, delinquency status and the historical charge-off experience pertaining to each loan pool.  Other relevant factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation and the impact of government regulations.

While the Corporation’s specific and general reserve methodologies attempt to consider all relevant risk factors, they are subject to other elements of risk, but not limited to, potential estimation or judgmental errors.  Unallocated reserves have been established to provide for such risks.  Unallocated reserves also provide for risks associated with factors which may not be directly measured in the determination of specific or general reserves.  These factors include the impact of general economic and business conditions on the Corporation’s lending activity, credit quality trends, duration of the current economic or business cycle, and the impact of government regulations and other factors.

Reserve for Unfunded Loan Commitments and Letters of Credit

The allowance for unfunded loan commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated losses related to these unfunded credit facilities.  The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers and the terms and expiration dates of the unfunded credit facilities.  Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for loan losses.

Premises and Equipment

Premises and equipment are carried at original cost less accumulated depreciation.  Premises and equipment are depreciated over their useful lives using either the straight-line or an accelerated method.  Leasehold improvements are amortized over the terms of the respective lease or the estimated useful lives of the improvements, whichever is shorter.  Costs for maintenance and repairs are expensed currently.  Major improvements are capitalized.  When premises and equipment are disposed of, the accounts are relieved of the cost and accumulated depreciation or amortization, and any resulting gains or losses are credited to or charged against income.

Bank-Owned Life Insurance

During 2000 and again during 2002, the Corporation purchased insurance on the lives of a certain group of employees and directors.  The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care.  Premiums of $5,000,000 and $2,985,876 are shown in the Consolidated Statements of Cash Flows for 2000 and 2002, respectively.  Increases in the cash surrender value and proceeds are recorded as other income in the Consolidated Statements of Income.  The cash surrender value of bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheets.

Foreclosed Assets

Foreclosed assets are comprised of other real estate owned and repossessed collateral, which are carried at the lower of the outstanding loan balance or estimated fair value less estimated costs to sell at the time of acquisition.  Expenses related to holding the property, net of rental income, are generally charged against earnings in the current period.

Income Taxes

Deferred income taxes result from temporary differences between financial and tax reporting.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the statutory tax rates. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

Intangible Assets

Included in other assets at December 31, 2000 is a deposit premium of approximately $176,601, net of accumulated amortization.  At December 31, 2001, the deposit premium was fully amortized.  The premium was amortized using the straight-line method over a five year period.

Cash Equivalents

The Corporation has defined cash equivalents as cash and due from banks and short-term federal funds sold.

Earnings Per Share

The Corporation accounts for earnings per share in accordance with SFAS No. 128.  This statement requires the disclosure of basic and diluted earnings per share and revised the method required to calculate these amounts.

Basic earnings per common share is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding and the number of net shares of common stock which would be issued assuming the exercise of stock options during each period using the treasury stock method.

Basic and diluted earnings per share calculations include the retroactive effect of a 5% stock dividend declared on April 23, 2002 and a 5% stock dividend declared April 24, 2001.

On January 1, 1996, the Corporation adopted SFAS No. 123, “Accounting for Stock Based Compensation”.  As permitted by SFAS No. 123, the Corporation has chosen to apply Accounting Pronouncements Bulletin (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans.  Accordingly, no compensation cost has been recognized for options granted under either Plan.  Had compensation expense included stock option plan costs, determined based on the fair value at the grant date for options granted under these plans consistent with SFAS No. 123, proforma net income and earnings per share would have been as follows:

	Reported	Proforma

Net Income
2002	$4,465,602	$4,155,205
2001	5,205,462	5,001,543
2000	4,931,329	4,788,638
Basic Earnings Per Share
2002	$1.46	$1.36
2001	1.67	1.61
2000	1.54	1.50
Diluted Earnings Per Share
2002	$1.43	$1.33
2001	1.66	1.59
2000	1.53	1.49

For purposes of computing proforma results as if the above plans were accounted for under the fair value method, the Corporation estimated the fair value of stock options using the Black-Scholes options pricing model with dividends paid every quarter at the current rate at the date of the grant.  The following assumptions were used:

	2002		2001		2000

	Employee	Director	Employee	Director	Employee	Director

Risk Free Interest Rate	4.83%	4.83%	5.16%	5.16%	5.14%	5.14%
Volatility	66.72%	66.72%	69.91%	69.91%	73.74%	73.74%
Expected Lives	7 Years	7 Years	7 Years	7 Years	7 Years	7 Years

Loan Fees

Loan origination and commitment fees, net of associated direct costs, are deferred and the net amount is amortized as an adjustment to the related loan yield using the interest method, generally over the contractual life of the related loans or commitments.

Accounting for the Impairment of Long-Lived Assets

The Corporation reviews long-lived assets, such as premises and equipment and intangibles, for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used, indicate that the carrying amount of an asset may not be recoverable.  If there is an indication that the carrying amount of an asset may not be recoverable, future discounted cash flows expected to result from the use of the asset are estimated.  If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and fair market value of the asset.  There were no long-lived assets that were considered impaired at December 31, 2002.

Comprehensive Income Disclosures

For all periods presented, “other comprehensive income” (comprehensive income excluding net income) includes only one component, which is the change in unrealized holding gains and losses on available for sale securities, net of related tax effects.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Additional provisions of SFAS No. 141 include the reclassification of certain existing recognized intangibles to goodwill and reclassification of certain intangibles out of previously reported goodwill upon adoption. Implementation of SFAS No. 141 did not have a material impact on the Corporation’s financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Adoption of SFAS No. 142 did not have a material impact on the Corporation’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable.  If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to result from the use and disposition of the asset are estimated.  If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and the market value of the asset.  This statement also requires measurement of long-lived assets classified as held for sale at the lower of their carrying amount or fair value less cost to sell and to cease depreciation or amortization on these assets.  Implementation of SFAS No. 144 did not have a material impact on the Corporation’s financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replace Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations.  The standard is effective for exit or disposal activities initiated after December 31, 2002. Implementation of SFAS No. 146 is not expected to have a material impact on the Corporation’s financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which is effective for acquisitions that occurred on or after October 1, 2002.  This statement addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises, and amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.”  Implementation of SFAS No. 147 did not have a material impact on the Corporation’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45

elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and indemnifications.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to guarantees accounted for as derivatives.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  See Note 12 Commitments, Contingent Liabilities, Guarantees and Financial Instruments with Off-Balance Sheet Risk for the disclosures currently required under FIN 45. Implementation of FIN 45 is not expected to have a material impact on the Corporation’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure.”  This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Please see Note 10 Stock Option Plans for additional information.  Management has not made a determination regarding adoption of SFAS No. 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to bee included in a company’s consolidated financial statements.  A company that holds variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  The provisions of this interpretation became effective upon issuance.  The Corporation is currently assessing the impact, if any, the interpretation will have on results of operations, financial position, or liquidity.

Reclassifications

For comparative purposes, reclassifications have been made to certain amounts previously reported in the Consolidated Financial Statements.

Investment Securities

The amortized cost and estimated market value of the investment portfolio available for sale at December 31, 2002, by contractual maturity, is shown below.  Mortgage-backed securities are presented in the schedule below at contractual maturity without consideration given to scheduled repayments or accelerated prepayments.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

A summary of investment securities available for sale is as follows:

	December 31, 2002

		Gross Unrealized Holding

	Amortized Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$1,633,478	$91,522	—	$1,725,000
Obligations of U.S. Government Agencies	16,963,956	259,844	—	17,223,800
Mortgage-Backed Securities	54,077,641	923,950	$67,368	54,934,223
Obligations of State and Political Subdivisions	21,274,317	417,421	22,754	21,668,984
Other Bonds	25,025,818	932,552	645,641	25,312,729
Marketable Equity Securities	5,502,038	1,839,362	5,960	7,335,440

Total Investment Securities Available for Sale	$124,477,248	$4,464,651	$741,723	$128,200,176

	December 31, 2001

		Gross Unrealized Holding

	Amortized Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$1,658,992	—	$47,902	$1,611,090
Obligations of U.S. Government Agencies	6,553,153	$91,531	—	6,644,684
Mortgage-Backed Securities	66,223,953	523,611	242,102	66,505,462
Obligations of State and Political Subdivisions	14,722,070	48,975	98,034	14,673,011
Other Bonds	21,181,632	60,383	818,569	20,423,446
Marketable Equity Securities	5,257,938	1,984,064	893	7,241,109

Total Investment Securities Available for Sale	$115,597,738	$2,708,564	$1,207,500	$117,098,802

Contractual Obligations

As of December 31, 2002, the Company’s significant fixed and determinable contractual obligations are discussed in the footnotes to the consolidated financial statements.  Specifically, Note 7 – Material Contracts discusses various operating leases and other long term contractual commitments of the Corporation.  The payment amounts represent those amounts contractually due to the recipient.

Item 7a.     Quantitative and Qualitative Disclosure About Market Risk

Incorporated by reference is the information presented on pages 43 to 44 of the 2002 Annual Report.

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the consolidated financial statements on pages 9 through 14 of the 2002 Annual Report.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management.  Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, which are located on pages 34 and 38 through 42, and in Note 5 located on page 17 of the 2002 Annual Report.

Item 8.     Financial Statements and Supplementary Data

Incorporated by reference is the information presented on pages 4 to 29 of the 2002 Annual Report.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Incorporated by reference is the information presented on page 12 of the Proxy Statement for the Annual Shareholders Meeting to be held April 22, 2003.

The Corporation intends to file a current report on Form 8-K when the relationship with Deloitte & Touche LLP terminates and services related to the filing of the Corporation’s December 31, 2002 Form 10-K are completed.

Part III

Item 10.     Directors and Executive Officers of the Registrant

Incorporated by reference is the information presented on pages 4, 5 and 7 of the Proxy Statement for the Annual Shareholders Meeting to be held April 22, 2003.

Item 11.     Executive Compensation

Incorporated by reference is the information presented on pages 7, 8, 9 and 10 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 22, 2003.

The equity compensation plan table is incorporated by reference to page 10 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 22, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference is the information presented on pages 3, 10, 12 and 13 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 22, 2003.

Item 13.     Certain Relationships and Related Transactions

Incorporated by reference is the information presented on page 13 of the Proxy Statement for the Annual Shareholders Meeting to be held on April 22, 2003.

Item 14.     Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate, except for the internal control components of risk assessment and monitoring with respect to the timely reconciliation of cash accounts.

(b)	Changes in internal controls. The Corporation has not made significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers, except as follows:

	•	Management began the process of creating an internal control and operational review team which is responsible for, among other things, overseeing the timely reconciliation of all accounts of the Corporation, including cash accounts, and maintaining accountability of all persons responsible for corresponding internal control functions.

Part IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements Filed

The consolidated financial statements and report of the Registrant’s independent auditor thereon are incorporated by reference to the pages indicated in the said Annual Report.

Consolidated Financial Statements:
NSD Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets, page 4
Consolidated Statements of Income, page 5
Consolidated Statements of Comprehensive Income, page 6
Consolidated Statements of Changes in Shareholders’ Equity, page 7
Consolidated Statements of Cash Flows, page 8
Notes to Consolidated Financial Statements, pages 9-29
Independent Auditor’s Report, page 30

Consolidated Financial Statement Schedules:
Schedules normally required on Form 10-K are omitted since the required information is either not applicable, not deemed material or is shown in the respective consolidated financial statements or in the notes thereto.

Exhibits

3a.	Articles of Incorporation of NSD Bancorp, Inc. filed as Exhibit 3a to NSD Bancorp, Inc.’s Form S-4 filed March 9, 1993 (Registration No. 33-59242), is incorporated herein by reference.

3b.	Bylaws of NSD Bancorp, Inc. filed as Exhibit 3b to NSD Bancorp, Inc.’s Form S-4 filed March 9, 1993 (Registration No. 33-59242), is incorporated herein by reference.

10.1.

Employment agreement, dated July 1, 1993 between NSD Bancorp, Inc. and Lloyd Gibson filed as exhibit 10D to NSD Bancorp, Inc.’s Form 10-K for the fiscal year ended December 31, 1993 is incorporated herein by reference.

10.2.

Change of control agreements, dated December 12, 2002 between NSD Bancorp, Inc. and Lloyd  Gibson; NSD Bancorp, Inc. and James Radick filed as Exhibits 10.1 and 10.2 to NSD Bancorp, Inc.’s Form 8-K filed on March 21, 2003 is incorporated herein by reference.

10.3.	NSD Bancorp, Inc. 1994 Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.’s Form S-8 filed April 27, 1994 is incorporated herein by reference.

10.4.	NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.’s Form S-8 filed April 27, 1994 is incorporated herein by reference.

11.	Statement re: Computation of Earnings Per Share (incorporated by reference to p. 11 of 2002 Annual Report, attached as Exhibit 13, hereto.)

13.	2002 Annual Report to Shareholders is presented within.

16.	Deloitte and Touche, LLP, letter concerning “Changes in Accountants Item 9(d) of Reg 14A”

21.	Subsidiaries of the Registrant are presented within.

23.1	Consent of Deloitte & Touche LLP, Independent Certified Public Accountants is presented within.

99.	Section 906 of the Sarbanes-Oxley Act of 2002 Disclosure

Reports on Form 8-K

Reports on Form 8-K filed during the fourth quarter of 2002.

October 25, 2002 – NSD Bancorp, Inc. issued a news release announcing its financial results for the third quarter and nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSD BANCORP, INC.
(Registrant)

Dated: March 27, 2003	By	/s/ LLOYD G. GIBSON

Lloyd G. Gibson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003:

/s/ LAWRENCE R. GAUS	Lawrence R. Gaus, Chairman of the Board, Director

/s/ LLOYD G. GIBSON	Lloyd G. Gibson, President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES P. RADICK	James P. Radick, Treasurer (Principal Financial and Accounting Officer)

/s/ WILLIAM R. BAIERL	William R. Baierl, Director

/s/ JOHN C. BROWN JR.	John C. Brown, Jr., Director

/s/ GRANT A. COLTON JR.	Grant A. Colton, Jr., Director

/s/ NICHOLAS C. GEANOPULOS	Nicholas C. Geanopulos, Director

/s/ GUS P. GEORGIADIS	Gus P. Georgiadis, Director

/s/ CHARLES S. LENZNER	Charles S. Lenzner, Director

/s/ DAVID J. MALONE	David J. Malone, Director

/s/ KENNETH L. RALL	Kenneth L. Rall, Director

/s/ ARTHUR J. ROONEY II	Arthur J. Rooney, II, Director

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

          In connection with the Annual Report of NSD Bancorp, Inc. (the “Corporation”) on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, James P. Radick, Treasurer, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

	1.	I have reviewed this annual report on Form 10-K of NSD Bancorp, Inc.

2.

Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

		(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

		(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

		(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant  changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003		/s/ JAMES P. RADICK

James P. Radick, Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

          In connection with the Annual Report of NSD Bancorp, Inc. (the “Corporation”) on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, Lloyd G. Gibson, President and Chief Executive Officer, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.	I have reviewed this annual report on Form 10-K of NSD Bancorp, Inc.

2.

Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	/s/ LLOYD G. GIBSON

Lloyd G. Gibson, President and CEO (Principal Executive Officer)