Form 10-Q
period 2003-03-31
NSD BANCORP INC
filed 2003-05-15
CIK 898624

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

OR

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File No.  0-22124

NSD Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

Commonwealth of Pennsylvania (State or other Jurisdiction of incorporation or organization)	25-1616814 (I.R.S. Employer Identification No.)

5004 McKnight Road, Pittsburgh, Pennsylvania (Address of Principal executive offices)	15237 (ZIP Code)

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

YES ☐           NO ☒

The number of shares outstanding of the Registrant’s common stock as of May 12, 2003 was:

Common Stock, $1.00 par value - 3,056,325 shares outstanding

NSD BANCORP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2003

NSD BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and Due From Banks	$18,949,035	$15,025,678
Federal Funds Sold	13,000,000	18,600,000
Investment Securities Available for Sale at Market Value (Amortized Cost of $141,455,861 at March 31, 2003 and $124,477,248 at December 31, 2002)	145,304,280	128,200,176
Loans, Net of Deferred Fees	327,306,820	334,809,161
Unearned Income	(1,215,397)	(1,317,283)
Reserve for Loan Losses	(4,104,235)	(4,212,225)

Loans, Net	321,987,188	329,279,653
Premises and Equipment, Net	3,618,517	3,614,128
Accrued Interest Receivable	2,531,768	2,530,297
Other Real Estate Owned and Assets Held for Sale	299,755	268,915
Other Assets	17,938,350	12,929,425

TOTAL ASSETS	$523,628,893	$510,448,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest Bearing	$75,796,708	$71,382,829
Interest Bearing	299,891,069	297,816,315

Total Deposits	375,687,777	369,199,144
Advances from Federal Home Loan Bank and Other Borrowings	94,000,000	94,000,000
Accrued Interest Payable	6,262,586	6,405,531
Other Liabilities	8,047,978	2,021,341

Total Liabilities	483,998,341	471,626,016
Common Stock $1 Par Value; 10,000,000 shares authorized, 3,352,799 issued and 3,049,010 outstanding at March 31, 2003 and 3,328,802 issued and 3,038,922 outstanding at December 31, 2002	3,352,799	3,334,720
Treasury Stock at cost, 303,789 shares at March 31, 2003 and 295,798 shares at December 31, 2002	(5,915,284)	(5,710,410)
Capital Surplus	21,797,332	21,553,470
Accumulated Other Comprehensive Income	2,539,989	2,457,122
Retained Earnings	17,855,716	17,187,354

Total Shareholders’ Equity	39,630,552	38,822,256

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$523,628,893	$510,448,272

See notes to unaudited consolidated financial statements.

NSD BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	For the Three Months Ended March 31,

	2003	2002

INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$5,617,822	$6,067,354
Investment Securities
Taxable	1,291,964	1,311,747
Tax-Exempt	229,443	173,633
Dividends	60,383	74,697
Interest Bearing Deposits	3,601	2,094
Federal Funds Sold	51,792	37,402

Total Interest and Dividend Income	7,255,005	7,666,927
INTEREST EXPENSE
Deposits	1,970,351	2,187,896
Federal Funds Purchased	—	63
FHLB Advances and Other Borrowings	1,343,744	1,343,744

Total Interest Expense	3,314,095	3,531,703
Net Interest Income	3,940,910	4,135,224
Provision for Loan Losses	255,000	240,000

Net Interest Income After Provision for Loan Losses	3,685,910	3,895,224
OTHER INCOME
Net Investment Securities Gains	88,708	9,711
Service Fees	370,305	256,034
Other Operating Income	484,715	390,575

Total Other Income	943,728	656,320
OTHER EXPENSES
Salaries and Employee Benefits	1,405,681	1,276,248
Occupancy Expense	250,474	233,080
Equipment and Supplies	329,096	333,467
Data Processing	213,150	202,819
FDIC Insurance	14,897	10,961
Advertising	24,352	39,177
Other Operating Expenses	573,337	542,031

Total Other Expenses	2,810,987	2,637,783
Income Before Income Taxes	1,818,651	1,913,761
Provision for Income Taxes	480,000	584,200

NET INCOME	$1,338,651	$1,329,561

NET INCOME PER COMMON SHARE
Net Income – Basic	$.44	$.43
Net Income – Diluted	$.43	$.43
Common Dividends Declared and Paid Per Share	$.22	$.19
Weighted Average Shares Outstanding – Basic	3,044,022	3,082,287
Weighted Average Shares Outstanding – Diluted	3,107,954	3,123,847

See notes to unaudited consolidated financial statements.

NSD BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
(unaudited)

	For the Three Months Ended March 31,

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$1,338,651	$1,329,561
Adjustments to Net Income:
Provision for Loan Losses	255,000	240,000
Gain on Sale of Investment Securities Available for Sale	(88,708)	(9,711)
Loss on Sale of Other Assets	7,626	91
Gain on Loan Sales	—	(9,687)
Loss on Disposition of Premises and Equipment	77	2,276
Depreciation and Amortization	164,896	134,655
Net Premium Amortization	73,023	94,335
Increase in Accrued Interest Receivable	(1,471)	(44,434)
(Decrease) Increase in Accrued Interest Payable	(142,945)	96,328
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(101,822)	(68,700)
Decrease (Increase) in Other Assets	6,013	(879,219)
Deferred Loan Fees, Net	(1,052)	(27,755)
Decrease in Other Liabilities	(30,949)	(140,128)

Net Cash Provided by Operating Activities	1,478,339	717,612

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Investment Securities Available for Sale	—	2,062,240
Proceeds from Repayments and Maturities of Investment Securities Available for Sale	23,015,378	9,479,291
Purchases of Investment Securities Available for Sale	(38,876,460)	(18,856,017)
Purchase of Bank-Owned Life Insurance	—	(1,914,447)
Proceeds from Sales of Other Real Estate Owned	33,266	101,279
Net Decrease (Increase) in Loans	6,003,685	(8,808,979)
Proceeds from Loan Sales	963,100	347,691
Purchases of Premises and Equipment	(169,362)	(249,536)

Net Cash Used by Investing Activities	(9,030,393)	(17,838,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Demand and Savings Accounts	11,686,678	4,041,040
Net (Decrease) Increase in Certificates of Deposit	(5,198,045)	509,864
Proceeds from the Exercise of Common Stock Options	261,941	52,940
Treasury Stock Purchased	(204,875)	(379,816)
Cash Dividends Paid	(670,288)	(587,549)

Net Cash Provided by Financing Activities	5,875,411	3,636,479

Decrease in Cash and Cash Equivalents	(1,676,643)	(13,484,387)
Cash and Cash Equivalents at Beginning of Period	33,625,678	26,703,917

Cash and Cash Equivalents at End of Period	$31,949,035	$13,219,530

See notes to unaudited consolidated financial statements.

NSD BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,

	2003	2002

Net Income	$1,338,651	$1,329,561
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	214,199	(874,527)
Less: reclassification adjustment for gain realized in net income	88,708	9,711

Net unrealized gains (losses)	125,491	(884,238)

Other Comprehensive Income	125,491	(884,238)
Tax Expense (Benefit) at 34%	42,624	(300,641)

Other Comprehensive Income, Net of Tax	82,867	(583,597)

Total Comprehensive Income	$1,421,518	$745,964

See notes to unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any future period. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 2002.

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

	March 31, 2003	March 31, 2002

Weighted-average Common Shares Outstanding	3,343,700	3,320,303
Average Treasury Stock Shares	(299,678)	(238,016)

Weighted-average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	3,044,022	3,082,287
Additional Common Stock Equivalents (Stock Options) Used to Calculate Diluted Earnings Per Share	63,932	41,560

Weighted-average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	3,107,954	3,123,847

Options to purchase 15,892 shares of common stock at an average price of $27.64 were outstanding as of the three months ended March 31, 2003 and 19,199 shares at prices from $27.24 to $27.63 were outstanding as of the three months ended March 31, 2002, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

3.

Recent Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. For the three months ended March 31, 2003 and 2002, the Corporation had no stock based compensation.

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

4.

Reclassifications

For comparative purposes, reclassifications have been made to certain amounts previously reported in the Consolidated Financial Statements. The reclassifications did not affect net income or shareholders' equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.’s (the “Corporation”) financial condition and results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

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

Results of Operations

Net income for the three months ended March 31, 2003 was $1,338,651 an increase of $9,090 from $1,329,561 for the three months ended March 31, 2002. Contributing to the increase were increases in net investment securities gains, other operating income, and service fee income of $78,997, $94,140 and $114,271, respectively, and decreases in advertising and provision for income taxes of $14,825 and $104,990, respectively. Offsetting these increases to net income was a decrease in net interest income of $194,314 and increases in salaries and employee benefits, occupancy expense, data processing and other operating expenses of $129,433, $17,394, $10,331 and $32,096, respectively, for the three months ended March 31, 2003 compared to the same period in 2002. The Corporation’s annualized return on average assets (ROA) for the first three months of 2003 was 1.07% compared to 1.13% for the first three months of 2002. This slight decrease reflects the impact of significant growth in average assets and compression in the net interest margin. Annualized return on average equity (ROE) was 13.97% for the first quarter of 2003 compared to 14.85% for the same period in 2002. The decrease in 2003 ROE compared to 2002 reflects an increase in retained earnings and also the increase in accumulated other comprehensive income offset by the effect of treasury stock purchases.

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

Total tax-equivalent interest income decreased $390,487 during the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to a decline in the yield on average earning assets to 6.24% at March 31, 2003 from 6.99% at March 31, 2002. These decreases were offset by a $29,018,223 increase in average earning assets which was comprised of increases in average loans, average investment securities outstanding and average fed funds sold of $4,151,935, $14,083,981 and $9,788,889, respectively.

Total interest expense decreased $217,608 during the three months ended March 31, 2003 compared to the same period in 2002 largely due to a decline in the average cost of such funds to 3.42% at March 31, 2003 from 3.88% at March 31, 2002. This decrease was offset by a $24,358,783 increase in average interest bearing liabilities which was comprised of an increase in average interest bearing deposits of $24,372,117 offset by a decrease in average fed funds purchased of $13,333.

The Corporation’s year-to-date net interest margin decreased from 3.81% as of March 31, 2002 to 3.44% as of March 31, 2003, due to a decrease in the average yield on earning assets offset by a decrease in the average cost of funds.

Provisions for Loan Losses

The Corporation recorded a $255,000 provision for loan losses for the three months ended March 31, 2003, compared with a $240,000 provision for the same period in 2002. Provisions for loan losses are charged to income to maintain the reserve for loan losses at a level that management considers appropriate based on the factors discussed below in the “Reserve for Loan Losses” section. For additional information, see the Reserve for Loan Losses and Non-Performing Assets sections of this discussion.

The provision for loan losses for the three months ended March 31, 2003, compared to the first quarter of 2002 provision was affected by the following factors:

•

Total non-performing assets and loans past due 90 days as of March 31, 2003 were $2,538,683 increasing $281,926 compared to March 31, 2002, while total loans outstanding decreased $4,056,879 over the same period. As a result of the increase in total loans 90 days past due and nonaccrual loans, the ratio of reserve for loan losses to non-performing assets and past due loans decreased to 161.67%, at March 31, 2003, from 191.18% at March 31, 2002.

•

The Corporation’s recent loan performance can be closely correlated to industry statistics, which indicate a trend toward rising loan delinquencies and bankruptcy filings throughout the industry as a whole.

•

Management’s expectation that local and national economies will continue to exhibit characteristics of a recessionary trend impacting business growth and employment projections.

•

With the exception of one equipment leasing relationship, which was charged-off during the first three months of 2003, the Corporation continues to experience moderate loan losses in relation to average loans outstanding. This historical experience further supported the use of existing individual loan portfolio loss factor assignments in calculating required formula reserves.

The Corporation continues to consistently apply strict standards to the definitions of potential and well-defined weaknesses in the loan portfolio as part of an ongoing loan review process. The result of this process was a $1,638,373 reduction in loans classified as substandard, doubtful or loss. Of this decrease, $1,697,555 can be attributed to three business banking relationships which were previously classified as substandard at March 31, 2002 and have either been recovered or have exhibited substantial improvement in factors deemed critical to the underlying quality of the relationship at March 31, 2003. Please refer to the Reserve for Loan Losses section for further discussion of changes in loan classifications and the impact to the Corporation’s calculation of corresponding loan loss reserves.

Other Income

Other income increased $287,408 to $943,728 for the three months ended March 31, 2003 from $656,320 for the three months ended March 31, 2002. Sales and calls of investment securities available for sale during the first quarter of 2003 resulted in net gains of $88,708 compared to a $9,711 gain for the same period in 2002. Service fees increased to $370,305 for the first three months of 2003, from $256,034 for the same period in 2002 principally due to an increase of $100,656 in NSF charges as a result of the implementation of NorthSide Bank’s courtesy overdraft program. Also contributing to the increase in service fees was a $17,733 increase in checking account fees. Other operating income increased to $484,715 for the three months ended March 31, 2003 from $390,575 for the three months ended March 31, 2002. Contributing to this improvement was a $79,853 increase in mortgage fees corresponding to a change in NorthSide Bank’s mortgage business to selling loans in the secondary market. Income generated from title insurance premiums and bank-owned life insurance contributed $39,791 and $33,122, respectively, in additional first quarter 2003 income compared to the same period in 2002. Offsetting these increases was a $58,518 decrease in Cashflow Maximizer service fees as the Corporation began eliminating this program during 2002.

Other Expenses

Total other expenses for the first quarter of 2003 increased $173,204 to $2,810,987 from $2,637,783 for the same period in 2002. Salaries and employee benefits increased $129,433 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased medical insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank’s new Fox Chapel branch office, opened during the third quarter of 2002. Occupancy expense and FDIC insurance increased $17,394 and $3,936, respectively, offset by a $4,371 decrease in equipment and supplies. The $10,331 increase in data processing was due almost entirely to increased transaction volume and corresponding charges. Advertising expense decreased $14,825. Contributing to the $31,306 increase in other operating expenses were increases of $26,763, $15,653 and $33,098 in financial services, mortgage loan expense and title insurance, respectively. This increase was offset by a decrease of $58,344 in Cashflow Maximizer expense.

Income Taxes

The Corporation recorded an income tax provision of $480,000 for the three months ended March 31, 2003 compared to $584,990 for the three months ended March 31, 2002. The decrease in tax expense was primarily the result of the benefit derived from a $5,818,007 increase in average outstanding tax-exempt earning assets. The effective tax rates for the first quarters of 2003 and 2002 were 26.4% and 30.5%, respectively. The decrease in effective tax rate is due mainly to the relative increase in income earned on tax-exempt earning assets.

Financial Condition

The Corporation’s total assets increased $13,180,621 from $510,448,272 at December 31, 2002 to $523,628,893 at March 31, 2003. Securities available for sale increased $17,104,104. There were no securities classified as held to maturity during the first quarter of 2003. There were no loans held for sale at March 31, 2003. There was $4,605,546 in loans available for sale at March 31, 2002.

Loans available for sale at March 31, 2002 were entirely comprised of Small Business Administration (SBA) loans. Net loans decreased $7,292,465 to $321,987,188 at March 31, 2003 from $329,279,653 at December 31, 2002.

Investment Securities

Contributing to the investment securities available for sale increase during the first three months of 2003 were U.S Government agencies, mortgage-backed securities, obligations of state and political subdivisions and marketable equity securities increases of $15,324,779, $1,965,361, $490,543 and $129,146, respectively, while U.S. Treasuries and corporate bonds decreased by $6,090 and $799,635, respectively, due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a $125,491 increase in net unrealized gains on investment securities available for sale from December 31, 2002 to March 31, 2003 principally due to a positive shift in market pricing related to fixed income investment securities during the first quarter of 2003. The fair value of marketable equity securities increased $129,146 during the first three months of 2003 almost entirely due to the improvement in the valuation of bank stocks held within the portfolio. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances.

A summary of investment securities available for sale is as follows:

	March 31, 2003

	Amortized Cost	Gross Unrealized Holding		Fair Value

		Gains	Losses

U.S. Treasury Securities	$1,627,020	$91,890	$—	$1,718,910
U.S. Government Agencies	32,149,837	404,424	5,682	32,548,579
Mortgage-backed Securities	56,484,853	694,385	279,654	56,899,584
Obligations of State and Political Subdivisions	21,716,947	458,390	15,810	22,159,527
Other Bonds	23,865,566	1,302,604	655,076	24,513,094
Marketable Equity Securities	5,611,638	1,856,931	3,983	7,464,586

Total Investment Securities Available for Sale	$141,455,861	$4,808,624	$960,205	$145,304,280

	December 31, 2002

	Amortized Cost	Gross Unrealized Holding		Fair Value

		Gains	Losses

U.S. Treasury Securities	$1,633,478	$91,522	$—	$1,725,000
U.S. Government Agencies	16,963,956	259,844	—	17,223,800
Mortgage-backed Securities	54,077,641	923,950	67,368	54,934,223
Obligations of State and Political Subdivisions	21,274,317	417,421	22,754	21,668,984
Other Bonds	25,025,818	932,552	645,641	25,312,729
Marketable Equity Securities	5,502,038	1,839,362	5,960	7,335,440

Total Investment Securities Available for Sale	$124,477,248	$4,464,651	$741,723	$128,200,176

Loans

Loans, net of deferred fees, decreased to $327,306,820 at March 31, 2003 from $334,809,160 at December 31, 2002. Commercial loan development efforts resulted in an increase of $938,113 in nonresidential mortgages. A $2,146,657 decline in commercial, financial and agricultural loans was due to lower origination activity and a very aggressive loan pricing market which resulted in the refinancing of certain larger relationships with other institutions. Lease financing declined by $686,331 as a result of lower new business activity combined with the repayment of leases resulting from a shift in market demand toward more traditional commercial financing. A decrease of $907,985 in consumer loans outstanding is due to sluggish automobile sales resulting in lower than normal indirect automobile loan production for the first three months of 2003. The Corporation began establishing correspondent relationships, during the second quarter of 2002 with other mortgage businesses to sell residential mortgages at the time of funding. Consequently, residential mortgages declined by $4,607,332 corresponding to an increase in the refinance activity and a change in business practice away from inventorying mortgage production. Lines of credit increased by $22,494 while nonaccrual loans decreased $115,695.

	March 31, 2003	December 31, 2002	Increase (Decrease)

Consumer Loans to Individuals	$146,926,056	$147,834,041	$(907,985)
Mortgage:
Nonresidential	90,229,988	89,291,875	938,113
Residential	37,060,472	41,667,804	(4,607,332)
Commercial, Financial and Agricultural	34,840,311	36,986,968	(2,146,657)
Lines of Credit	7,702,705	7,680,211	22,494
Lease Financing	10,164,159	10,850,490	(686,331)
Nonaccrual Loans	774,147	889,842	(115,695)

Total Loans	327,697,838	335,201,231	(7,503,393)
Deferred Fees	(391,018)	(392,070)	1,052

Loans, Net of Deferred Fees	$327,306,820	$334,809,161	$(7,502,341)

A loan is considered impaired when based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At March 31, 2003, the Corporation had no recorded investment in loans for which impairment has been recognized in accordance with FAS No. 114. There were no loans considered impaired that have been partially written down through charge-offs. There was no average recorded investment in impaired loans for the three months ended March 31, 2003 and also for the three months ended March 31, 2002. Therefore, no interest was recognized on impaired loans and no additional reserve was required for impaired loans during the first three months of 2003.

Non-Performing Assets

Non-performing assets and past due loans increased from $2,330,194 at December 31, 2002 to $2,538,683 at March 31, 2003 due to an increase of $293,344 in loans 90 days past due and still accruing offset by a decrease of $84,855 in total non-performing assets.

The current quality of the loan portfolio is summarized in the following table which details total non-performing loans and past due loans:

	March 31, 2003	December 31, 2002

Nonaccrual Loans	$774,147	$889,842
Other Real Estate Owned	105,086	82,818
Other Assets Held for Sale	194,670	186,098

Total Non-Performing Assets	1,073,903	1,158,758
Loans 90 Days Past Due and Still Accruing	1,464,780	1,171,436

Total Non-Performing Assets and Past Due Loans	$2,538,683	$2,330,194

Reserve for Loan Losses

The Corporation’s loan loss reserve at March 31, 2003 was $4,104,235 or 1.26% of total loans compared to $4,314,559 or 1.30% of total loans at March 31, 2002. Management anticipates that the loan loss reserve is adequate to absorb probable losses inherent in its loan portfolio as of the Balance Sheet date.

The Corporation’s net charge-off by loan type in the reserve for loan losses, including reserves attributable to loans held for sale, were as follows:

	For the Three Months Ended March 31,

	2003	2002

Reserve for Loan Losses at Beginning of Year	$4,212,225	$4,139,476
Charge-Offs:
Commercial, Financial, and Agricultural Loans	7,807	—
Real Estate Mortgage Loans	—	—
Installment Loans	89,392	65,630
Lease Financing	202,203	20,320

Total Charge-Offs	299,402	85,950
Recoveries:
Commercial, Financial, and Agricultural Loans	—	—
Real Estate Mortgage Loans	300	400
Installment Loans	10,334	17,633
Lease Financing	—	3,000

Total Recoveries	10,634	21,033

Net Charge-Offs	288,768	64,917
Transfer to Reserve for Unfunded Loan Commitments	74,222	—
Provisions for Loan Losses	255,000	240,000

Reserve for Loan Losses at End of Quarter	$4,104,235	$4,314,559

The Corporation’s policies provide for the maintaining of a loan loss reserves adequate to absorb estimated potential unidentified and/or identified loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against operating results, and is decreased by the amount of net charge-offs. Management considers historical data concerning actual losses and loans classified by specific loan credit evaluation in determining the adequacy of the reserve for loan losses. Also considered in this process are loan delinquency trends, economic conditions and uncertainties in estimating losses, all of which may be susceptible to significant change. This evaluation is inherently subjective as it requires material estimates concerning future losses for each type of loan in the portfolio.

The Corporation follows a loan review program to evaluate the credit risk in its loan portfolio for substantially all loans greater than $50,000. Through the loan review process, the Corporation maintains a classified account list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the asset. Loans classified as “doubtful” are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require charge-off if immediately liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent or on non-accrual status. As of March 31, 2003, substandard loans totaled $1,909,237 and doubtful loans totaled $1,012,134. All substandard and doubtful loans were designated as delinquent or non-accrual as of March 31, 2003.

In addition to its classified account list and delinquency list of loans, the Corporation maintains a separate “watch list,” which further aids the Corporation in monitoring its loan portfolio. Watch list loans show warning elements where the present status portrays one or more deficiencies requiring attention in the short run, or pertinent ratios of the loan account have weakened to a point that more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Corporation reviews these loans while assessing the adequacy of the reserve for loan losses and may determine that sufficient risk is present to warrant provision of a specific reserve based on the facts and circumstances concerning individual loan relationships.

The Corporation establishes specific reserves for potential problem loans as determined by its loan review program described above. The specific reserves on these loans are determined in accordance with FAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and FAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures” taking into account the credit’s current operating status, pledged collateral and plans of action for resolving any deficiencies. The specific reserves are usually only considered for the Corporation’s commercial loan portfolio.

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

These formula reserves are based on the Corporation’s historical charge-off experience. If current charge-off levels deviate from the Corporation’s historical experience, the deviation will be reflected in the Corporation’s ongoing formula reserves and the allowance for loan losses is adjusted accordingly. The Corporation maintains an unallocated reserve taking into consideration the following factors:

•

Trends in volume and terms of loans,

•

Seasoning of the loan portfolio,

•

Delinquency and non-accrual trends,

•

Recent loss experience in particular segments of the portfolio,

•

Credit quality trends (including current and expected trends in non-performing loans under existing conditions),

•

Specific industry conditions within portfolio segments,

•

General local and national economic and business conditions affecting key loan portfolios,

•

Duration of the current business cycle,

•

Changes in lending and collection practices,

•

Management’s experience,

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

Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the potential risk concerning this condition is reflected in the unallocated reserve. The unallocated portion of the reserve for loan losses is maintained to absorb estimated losses due to inherent risks within the loan portfolio which have not been detected or otherwise identified as probable losses as of March 31, 2003. These losses may be due to several factors which include uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, the difficulty in identifying triggering events that directly correspond to future loss experience and other issues which have historically not been a factor in the Corporation’s loss experience. Also, loss data representing a complete economic cycle is not available for all segments of the loan portfolio. In addition, a portion of the unallocated risk is attributable to uncertainty regarding the overall impact and timing of economic cycles, including management’s concerns over the effects of the protraction of the current economic cycle. Management performs a periodic analysis of the unallocated allowance to ensure its reasonableness and appropriateness based on the above factors and a risk assessment of all loan portfolios.

The composition of the Corporation’s reserve for loan losses, including reserves attributable to loans held for sale, is as follows at March 31, 2003 and 2002:

	March 31,

	2003	2002

Specific Reserves	$1,157,202	$1,312,857
Formula Reserves	2,681,575	2,554,250
Unallocated Reserves	265,458	447,452

Total	$4,104,235	$4,314,559

The Corporation made no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the reserves for loan losses. Changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, have affected the assessment of the unallocated allowance. Estimation risk, which continues to be present in the allowance for loan losses, is included as part of attributed factors within the unallocated reserve for loan losses.

Specific reserves decreased $155,655 from $1,312,857 at March 31, 2002, to $1,157,202 at March 31, 2003, principally due to decreases of $1,638,373 and $176,205 in loans classified as substandard and doubtful, respectively. The decrease in loans classified as substandard primarily corresponds to a $1,714,786 decrease in substandard commercial loans. Of this decrease, $1,697,555 can be attributed to three business banking relationships which were previously classified as substandard at March 31, 2002 and have either been recovered or have exhibited substantial improvement in factors deemed critical to the underlying quality of the relationship at

March 31, 2003. Equipment leases classified as substandard decreased $109,204 primarily due to accelerated payments associated with one significant leasing relationship. Offsetting these decreases was a $207,681 increase in substandard residential mortgages resulting from the downgrading of one loan relationship since March 31, 2002. Also impacting specific reserves was an additional reserve of $269,288 which was provided for one business banking loan relationship which was not classified as substandard, doubtful or loss at March 31, 2002. This relationship is considered adequately secured and collectible, however, there has been an indication that a weakening in the borrower’s position is present. Therefore, management has determined that it is prudent to create a specific reserve corresponding to the increase in risk specific to this relationship. Management does not consider the upgrading or collection of the loans attributable to these relationships to be indicative of a significant trend, adverse or otherwise, in overall loan portfolio performance or credit quality. Rather, the improvement in quality or collection of these credits is considered to be specific to the facts and circumstances related to those individual loan relationships. There were no loans classified as loss at March 31, 2003, compared to $9,615 at March 31, 2002. As of March 31, 2002, total classified loans were $2,921,371 compared to $4,745,114 at March 31, 2002. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these loans may change in the event that there is evidence of an improvement or further deterioration in a customer’s ability to satisfy contractual requirements.

The formula reserve portion of the reserve for loan losses increased $127,325 to $2,681,575 at March 31, 2003 from $2,554,250 at March 31, 2002, corresponding to the overall increase in loans outstanding and most notable, to increases in commercial and installment loans.

The unallocated reserve portion of the reserve for loan losses decreased $181,994 to $265,458 at March 31, 2003 from $447,452 at March 31, 2002. This decrease is attributable, in part, to several significant initiatives which were implemented during 2002. These initiatives have enhanced the Corporation’s ability to more closely identify and monitor risk elements associated with loan underwriting, review and collection processes and to more clearly determine the adequacy of loan loss reserves. Specifically, a management committee was established to monitor loan portfolio performance and to review, identify and classify individual loan relationships. Also, certain personnel changes within the business banking division have improved the risk management process through the addition of several more experienced underwriters and another experienced analyst to assist in loan underwriting and the ongoing credit review processes. In addition, the decrease in unallocated allowance, at March 31, 2003, can be attributed to management’s determination that general credit deterioration, identified during 2001 and 2002, on various segments of the overall loan portfolio had manifested itself in 2002 in the form of past due and non-performing assets at which time specific allowance allocations were made to corresponding segments of the portfolio.

Current local and national economic conditions are expected to remain unchanged throughout the course of the 2003 operating year. Management’s performance outlook concerning certain segments of the overall loan portfolio, however, has improved slightly due to indications that such economic conditions, although protracted, have not manifested a material adverse impact on the performance or quality of those segments. Management does feel, however, that market uncertainty and low growth expectations in the local and national economy are such that the current outlook must be continually re-evaluated for the potential of a more significant impact in the future. New loan volumes and loan terms appear consistent with historical trends with regard to credit quality and proportionate composition. In evaluating the appropriateness of the unallocated reserve, management considered specific and inherent loss estimates, which are periodically adjusted based upon the most recent available information. There is, however, a possibility that the amount of actual losses may vary from estimated amounts. Consequently, estimation risk is present and is provided for in assessing the appropriateness of the unallocated reserve for loan losses. Management also remains concerned about the potential adverse effects of changes in the current economic and interest rate environment on those borrowers who have a more leveraged financial profile. In addition, concern also exists as to the effects of projected slowing trends, by certain external parties, on automobile manufacturers and the impact on consumer demand and consumption.

Liabilities

Total liabilities were $483,998,341 at March 31, 2003, an increase of $12,372,325 from December 31, 2002. Contributing to the overall increase were increases in total deposits and other liabilities of $6,488,633 and $6,026,637, respectively. These increases were offset by a decrease in accrued interest payable of $142,945.

Deposits

Total deposits increased $6,488,633 from $369,199,144 at December 31, 2002 to $375,687,777 at March 31, 2003. Contributing to the overall increase were increases of $4,413,879, $3,548,322 and $3,988,943 in non-interest bearing demand deposits, savings and money market deposits, respectively, offset by decreases of $264,465, $112,843 and $5,085,202 in interest bearing demand deposits, time deposits over $100,000 and time deposits less than $100,000, respectively.

The composition of deposits is shown in the following table:

	March 31, 2003	December 31, 2002	Increase (Decrease)

Non-interest Bearing Demand	$75,796,708	$71,382,829	$4,413,879
Interest Bearing Demand	30,746,380	31,010,845	(264,465)
Savings	72,733,358	69,185,037	3,548,321
Money Market Account	56,173,317	52,184,374	3,988,943
Time Deposits equal to or more than $100,000	30,626,965	30,739,808	(112,843)
Time Deposits less than $100,000	109,611,049	114,696,251	(5,085,202)

Total Deposits	$375,687,777	$369,199,144	$6,488,633

Total Borrowed Funds

At March 31, 2003, the Corporation had total borrowed funds of $94,000,000. There are no advances that will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. All such advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

Shareholder’s Equity

Consolidated shareholders’ equity increased $808,296 from $38,822,256 at December 31, 2002 to $39,630,552 at March 31, 2003. This increase was the result of an increase in capital surplus primarily due to the exercise of stock, an increase in net unrealized holding gains on securities available for sale and the retention of earnings partially offset by the purchase of treasury stock and by cash dividends paid to shareholders.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation’s Tier I risk-based capital ratio at March 31, 2003 was 9.61% compared to 9.47% at December 31, 2002. The Corporation’s total risk-based capital ratio at March 31, 2003 was 10.89% compared to 10.78% at December 31, 2002. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Operating activities provided net cash of $1,478,339 during the first three months of 2003, compared to net cash provided of $717,612 during the first three months of 2002. The primary source of operating cash flows for 2003 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $9,030,393 during the first three months of 2003, compared to using cash of $17,838,478 during the first three months of 2002. Growth in retail deposits outstanding was used to fund increases in the investment security portfolios. Proceeds from sales, repayments and maturities of investment securities available for sale and held to maturity were reinvested primarily in investment securities available for sale.

Financing activities provided cash of $5,875,411 and $3,636,479 for the first three months of 2003 and 2002, respectively. A net increase in total deposits provided cash while cash was used by the payment of cash dividends to shareholders and purchases of treasury stock.

Item 3.

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

Simulation modeling enables management to quantify the extent of the Corporation’s interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation’s current position. At March 31, 2003, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in an estimated positive impact of approximately 3.0% or approximately $575,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in a decrease in projected net interest income of 5.0% or approximately $959,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation’s position at March 31, 2003. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation’s loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation’s earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of March 31, 2003. Therefore, such analysis is regarded as a fair presentation of the Corporation’s market risk as of March 31, 2003.

Item 4.

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

Items 1-3

Not applicable pursuant to the instructions to Part II

Item 4

Submission of Matters for a Vote of Security Holders

At an annual meeting of shareholders of the Corporation was held on April 22, 2003, for the purpose of (a) electing 6 directors, (b) ratifying the appointment of S.R. Snodgrass, A.C., Certified Public Accountants, as the independent auditors and accountants for the Corporation.

(a)

All 6 nominees were elected and the votes for and against/withheld were as follows:

NOMINEE	FOR	AGAINST
William R. Baierl	2,747,831	74,297
John C. Brown, Jr.	2,746,161	75,967
Grant A. Colton, Jr.	2,747,939	74,189
L.R. Gaus	2,747,939	74,189
David J. Malone	2,701,487	120,641
Arthur J. Rooney, II	2,745,160	76,968

(b)

The appointment of S.R. Snodgrass, A.C., as independent auditors and accountants was ratified with a vote of 2,790,351 for and 31,777 against/withheld or abstaining.

With respect to the above matters, each holder of the Corporation’s common stock was entitled to one vote per share. The number of shares of common stock outstanding and entitled to vote as of March 11, 2003, the record date, was 3,043,863.

Item 5

Not applicable pursuant to the instructions to Part II.

Item 6

Exhibits and Reports on Forms 8-K.

(a)

Exhibits

10.1

Employment agreement dated July 1, 1993, between NSD Bancorp, Inc.and Lloyd G. Gibson filed as Exhibit 10D to NSD Bancorp, Inc.’s 10K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

10.2

NSD Bancorp, Inc. 1994 Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.’s Form S-8 filed April 27, 1994 is incorporated herein by reference.

10.3

NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.’s Form S-8 filed April 27, 1994, is incorporated herein by reference.

99.

Section 906 of the Sarbanes-Oxley Act of 2002 Disclosure

(b)

Reports on Form 8-K

Reports on Form 8-K filed during the first quarter of 2003:

January 31, 2003 – NSD Bancorp, Inc. issued a news release announcing its financial results for the year ended December 31, 2002.

April 4, 2003 – NSD Bancorp, Inc. reported a change in certified independent accountants as of March 28, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSD BANCORP, INC.
(Registrant)

Dated: May 14, 2003	/S/ LLOYD G. GIBSON

Lloyd G. Gibson, President and Chief Executive Officer

Dated: May 14, 2003	/S/ JAMES P. RADICK

James P. Radick, Treasurer (Principal Financial and Accounting Officer)

SECTION 302
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

In connection with the Quarterly Report of NSD Bancorp, Inc. (the “Corporation”) on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, James P. Radick, Treasurer, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.

I have reviewed this quarterly report on Form 10-Q of NSD Bancorp, Inc.

2.

Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	5/14/03	/s/ James P. Radick

James P. Radick, Treasurer (Principal Financial and Accounting Officer)

SECTION 302
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

In connection with the Quarterly Report of NSD Bancorp, Inc. (the “Corporation”) on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, Lloyd G. Gibson, President and Chief Executive Officer, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.

I have reviewed this quarterly report on Form 10-Q of NSD Bancorp, Inc.

2.

Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	5/14/03	/s/ Lloyd G. Gibson

Lloyd G. Gibson, President and CEO (Principal Executive Officer)