Form 10-Q
period 2003-06-30
NSD BANCORP INC
filed 2003-08-14
CIK 898624

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File No. 0-22124

NSD Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

Commonwealth of Pennsylvania	25-1616814
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

5004 McKnight Road, Pittsburgh, Pennsylvania	15237
(Address of Principal executive offices)	(ZIP Code)

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

YES    ☐      NO   ☒

The number of shares outstanding of the Registrant’s common stock as of August 6, 2003 was:

Common Stock, $1.00 par value - 3,195,062 shares outstanding

NSD BANCORP, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

NSD BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Cash and Due From Banks	$21,789,751	$15,025,678
Federal Funds Sold	17,300,000	18,600,000
Investment Securities Available for Sale at Market Value (Amortized Cost of $133,823,298 at June 30, 2003 and $124,477,248 at December 31, 2002)	140,000,976	128,200,176
Loans, Net of Deferred Fees	325,433,797	334,809,161
Unearned Income	(1,134,946)	(1,317,283)
Reserve for Loan Losses	(6,705,988)	(4,212,225)

Loans, Net	317,592,863	329,279,653
Premises and Equipment, Net	3,554,347	3,614,128
Accrued Interest Receivable	2,606,243	2,530,297
Other Real Estate Owned and Assets Held for Sale	163,674	268,915
Other Assets	12,281,933	12,929,425

TOTAL ASSETS	$515,289,787	$510,448,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-Interest Bearing	$74,188,277	$71,382,829
Interest Bearing	299,872,286	297,816,315

Total Deposits	374,060,563	369,199,144
Advances from Federal Home Loan Bank and Other Borrowings	94,000,000	94,000,000
Accrued Interest Payable	6,158,611	6,405,531
Other Liabilities	1,249,423	2,021,341

Total Liabilities	475,468,597	471,626,016
Common Stock $1 Par Value; 10,000,000 shares authorized, 3,510,141 issued and 3,192,352 outstanding at June 30, 2003 and 3,334,720 issued and 3,038,922 outstanding at December 31, 2002	3,510,141	3,334,720
Treasury Stock at cost, 317,789 shares at June 30, 2003 and 295,798 shares at December 31, 2002	(6,267,084)	(5,710,410)
Capital Surplus	25,786,842	21,553,470
Accumulated Other Comprehensive Income	4,136,833	2,457,122
Retained Earnings	12,654,458	17,187,354

Total Shareholders’ Equity	39,821,190	38,822,256

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$515,289,787	$510,448,272

See notes to unaudited consolidated financial statements.

NSD BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$10,921,786	$12,291,209	$5,303,964	$6,223,855
Investment Securities
Taxable	2,712,291	2,630,410	1,420,327	1,318,663
Tax-Exempt	473,788	351,633	244,345	178,000
Dividends	108,255	137,207	47,872	62,510
Interest Bearing Deposits	8,679	4,584	5,078	2,490
Federal Funds Sold	68,026	40,612	16,234	3,210

Total Interest and Dividend Income	14,292,825	15,455,655	7,037,820	7,788,728

INTEREST EXPENSE
Deposits	3,791,278	4,303,669	1,820,927	2,115,773
Federal Funds Purchased	—	8,216	—	8,153
FHLB Advances and Other Borrowings	2,702,418	2,711,820	1,358,674	1,368,076

Total Interest Expense	6,493,696	7,023,705	3,179,601	3,492,002
Net Interest Income	7,799,129	8,431,950	3,858,219	4,296,726
Provision for Loan Losses	2,970,000	480,000	2,715,000	240,000

Net Interest Income After Provision for Loan Losses	4,829,129	7,951,950	1,143,219	4,056,726

OTHER INCOME
Net Investment Securities Gains	208,404	28,854	119,696	19,143
Service Fees	849,045	515,704	478,740	259,670
Other Operating Income	952,921	777,587	468,206	387,012

Total Other Income	2,010,370	1,322,145	1,066,642	665,825

OTHER EXPENSES
Salaries and Employee Benefits	2,808,407	2,614,229	1,402,726	1,337,981
Occupancy Expense	519,817	485,658	269,343	252,578
Equipment and Supplies	692,810	666,470	363,714	333,003
Data Processing	390,544	401,497	177,394	198,678
FDIC Insurance	29,780	14,614	14,883	3,653
Advertising	134,032	134,843	109,680	95,666
Other Operating Expenses	1,292,831	1,277,547	719,494	736,306

Total Other Expenses	5,868,221	5,594,858	3,057,234	2,957,865
Income Before Income Taxes	971,278	3,679,237	(847,373)	1,764,686
Provision for Income Taxes	62,000	1,078,200	(418,000)	493,210

Net Income (Loss)	$909,278	$2,601,037	$(429,373)	$1,271,476

NET INCOME (LOSS) PER COMMON SHARE

Net Income (Loss) – Basic	$0.28	$0.81	$(0.13)	$0.39
Net Income (Loss) – Diluted	$0.28	$0.79	$(0.13)	$0.39
Common Dividends Declared and Paid Per Share	$0.43	$0.38	$0.22	$0.19
Weighted Average Shares Outstanding – Basic	3,197,738	3,228,934	3,199,111	3,221,465
Weighted Average Shares Outstanding – Diluted	3,264,505	3,276,674	3,268,715	3,273,308

See notes to unaudited consolidated financial statements

NSD BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
(unaudited)

	For the Six Months Ended June 30,

	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$909,278	$2,601,037
Adjustments to Net Income:
Provision for Loan Losses	2,970,000	480,000
Net Gains on Sale of Investment Securities Available for Sale	(208,404)	(28,854)
Loss on Sale of Other Assets	48,922	8,387
Gain on Loan Sales	—	(21,721)
Depreciation and Amortization	329,788	273,970
Net Premium Amortization	159,402	151,827
Increase in Accrued Interest Receivable	(75,946)	(132,420)
(Decrease) Increase in Accrued Interest Payable	(246,920)	398,747
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(196,250)	(159,981)
Decrease (Increase) in Other Assets	199,136	(485,193)
Deferred Loan Fees, Net	(24,837)	7,507
Decrease in Other Liabilities	(997,946)	(3,724)

Net Cash Provided by Operating Activities	2,866,223	3,089,582

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Investment Securities Available for Sale	13,240,180	16,376,675
Proceeds from Repayments and Maturities of Investment Securities Available for Sale	41,151,863	20,342,506
Purchases of Investment Securities	(63,519,197)	(21,047,704)
Purchase of Bank-Owned Life Insurance	—	(2,985,876)
Proceeds from Sales of Other Real Estate Owned	243,042	247,054
Net Decrease (Increase) in Loans	7,517,582	(24,635,975)
Proceeds from Loan Sales	963,100	914,726
Purchases of Premises and Equipment	(270,083)	(456,046)

Net Cash Used by Investing Activities	(673,513)	(11,244,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Demand and Savings Accounts	12,676,578	(3,953,051)
(Decrease) Increase in Certificates of Deposit	(7,815,159)	6,260,283
Proceeds from the Exercise of Common Stock Options	345,832	52,940
Cash Paid in Lieu of Fractional Shares	(6,397)	(4,411)
Treasury Stock Purchased	(556,675)	(680,452)
Cash Dividends Paid	(1,372,816)	(1,200,511)

Net Cash Provided by Financing Activities	3,271,363	474,798

Net Increase (Decrease) in Cash and Cash Equivalents	5,464,073	(7,680,260)
Cash and Cash Equivalents at Beginning of Period	33,625,678	26,703,917

Cash and Cash Equivalents at End of Period	$39,089,751	$19,023,657

See notes to unaudited consolidated financial statements

NSD BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2003	2002	2003	2002
Net Income (Loss)	$909,278	$2,601,037	$(429,373)	$1,271,476
Unrealized holding gains on available for sales securities arising during period	2,663,154	1,644,778	2,448,955	2,519,305
Less: reclassification adjustment for gain realized in net income	208,404	28,854	119,696	19,143

Net unrealized gains	2,454,750	1,615,924	2,329,259	2,500,162

Other Comprehensive Income	2,454,750	1,615,924	2,329,259	2,500,162
Tax Expense at 34%	834,615	549,415	791,948	850,055

Other Comprehensive Income, net	1,620,135	1,066,509	1,537,311	1,650,107

Comprehensive Income	$2,529,413	$3,667,546	$1,107,938	$2,921,583

See notes to unaudited consolidated financial statements

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

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Weighted-average Common Shares Outstanding	3,502,471	3,486,740	3,508,900	3,487,161
Average Treasury Stock Shares	(304,734)	(245,530)	(309,789)	(253,044)

Weighted-average Common Shares and Common Stock Equivalents Used to Calculate Basic Earnings Per Share	3,197,737	3,241,210	3,199,111	3,234,117
Additional Common Stock Equivalents (Stock Options) Used to Calculate Diluted Earnings Per Share	66,768	47,740	69,604	51,843

Weighted-average Common Shares and Common Stock Equivalents Used to Calculate Diluted Earnings Per Share	3,264,505	3,288,950	3,268,715	3,285,960

Average outstanding options to purchase shares of common stock of 22,076, at prices from $25.96 to $26.31, as of the six months ended June 30, 2003 and 25,946 shares, at prices from $25.96 to $26.31, as of the six months ended June 30, 2002 were not included in the computation of diluted EPS for the six months ended June 30, 2003 and June 30, 2002 because, to do so, would have been anti-dilutive.

Average outstanding options to purchase shares of common stock of 38,398, at prices from $25.96 to $26.32, as of the three months ended June 30, 2003 and 31,731 shares, at prices from $25.96 to $26.31, as of the three months ended June 30, 2002 were not included in the computation of diluted EPS for the three months ended June 30, 2003 and June 30, 2002 because, to do so, would have been anti-dilutive.

Basic and diluted earnings per share calculations include the retroactive effect of a 5% stock declared on April 22, 2003 and a 5% stock dividend declared April 23, 2002.

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

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. For the six months ended June 30, 2003 and 2002, the Corporation had no stock based compensation.

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company’s reported equity.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.’s (the “Corporation”) financial condition and results of operations for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.

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

Results of Operations

Net income for the six months ended June 30, 2003 was $909,278, a decrease of $1,691,759 from $2,601,037 for the six months ended June 30, 2002. The decline in earnings was primarily due to an additional $2,460,000 loan loss provision, made during the second quarter of 2003, related to one large commercial loan relationship. Excluding the impact of this additional loan loss provision, net income for the first six months of 2003 would have been $2,532,878. Contributing to the decrease in earnings were decreases in net interest income of $632,821 and increases in salaries and employee benefits, FDIC insurance and other operating expenses of $194,178, $15,166 and $15,284, respectively. Offsetting these decreases to net income were increases in net investment securities gains, service fee income, and other operating income of $179,550, $333,341, and $175,334, respectively, and a decrease in provision for income taxes of $1,016,200 for the six months ended June 30, 2003 compared to the same period in 2002. The Corporation’s annualized return on average assets (ROA) for the first six months of 2003 was .36% compared to 1.10% for the same period in 2002. This decrease reflects the impact of the additional $2,460,000 loan loss provision and also significant growth in average assets offset by compression of the net interest margin. Annualized return on average equity (ROE) was 4.71% for the first six months of 2003 compared to 14.47% for the same period in 2002. This decrease also reflects the impact of the additional $2,460,000 loan loss provision and, to a lesser degree, a decline in net interest margin during the first six months of 2003. This decline was partially offset by growth in average earning assets resulting in a lower equity-to-assets ratio and the impact of repurchases of common shares into treasury.

The Corporation experienced a net loss for the second quarter of 2003 of $429,373, a decrease of $1,700,849, from net income of $1,271,476 for the second quarter of 2002. The decline in earnings was primarily due to an additional $2,460,000 loan loss provision made related to one large commercial loan relationship. Excluding the impact of this additional loan loss provision, net income for the second quarter of 2003 would have been $1,194,000. Also contributing to the overall decrease were decreases in net interest income of $438,507 and increases to salaries and benefits, FDIC insurance and advertising of $64,745, $11,230 and $14,014, respectively. Offsetting these decreases to net income were increases in net investment securities gains, service fee income, and other operating income of $100,553, $219,070, and $81,194, respectively, and a decrease in provision for income taxes of $911,210 for the three months ended June 30, 2003 compared to the same period in 2002. ROA and ROE for the second quarter of 2003 were (.34%) and (4.42%), respectively, compared to 1.06% and 14.09% for the same period in 2002.

Reconciliation Schedule of Full Year Normalized Earnings
NSD Bancorp, Inc.
Unaudited

	For the Six Months Ended
	2003			2002
	Pre-tax Impact	Net Income	Fully Diluted Earnings Per Share	Pre-tax Impact	Net Income	Fully Diluted Earnings Per Share

Results from continuing operations as reported on a GAAP basis	—	$909,278	$0.28	—	$2,601,037	$0.78

Additional provision for current year non-recurring specific loan loss reserves (non-GAAP)	$2,460,000	1,623,600	0.50	—	—	—

Results excluding additional provision for current year non-recurring specific loan loss reserves (non-GAAP)	$2,460,000	$2,532,878	$$0.78	—	$2,601,037	$0.78

	For the Three Months Ended
	2003			2002
	Pre-tax Impact	Net Income	Fully Diluted Earnings Per Share	Pre-tax Impact	Net Income	Fully Diluted Earnings Per Share

Results from continuing operations as reported on a GAAP basis	—	$(429,373)	($0.13)	—	$1,271,476	$0.37

Additional provision for current year non-recurring specific loan loss reserves (non-GAAP)	$2,460,000	1,623,600	0.50	—	—	—

Results excluding additional provision for current year non-recurring specific loan loss reserves (non-GAAP)	$2,460,000	$1,194,227	$0.37	—	$1,271,476	$0.37

Net Interest Income

The primary component of the Corporation’s earnings is net interest income, which is the difference between interest earned on loans, investments and other earning assets and the interest expense on deposits and other interest bearing liabilities which fund those assets. Tax-exempt securities and loans carry pretax yields lower than comparable taxable assets. Interest income on these earning assets is increased to take into effect the statutory tax rate of 34%. Therefore, it is more meaningful to analyze net interest income on a tax-equivalent basis.

Total tax-equivalent interest income decreased $1,114,351 during the six months ended June 30, 2003 as compared to the same period in 2002 as the result of a decline in the yield on average earning assets to 6.11% at June 30, 2003 from 7.00% at June 30, 2002 offset by a $29,008,543 increase in average earning assets. Contributing to the decrease in tax-equivalent interest income was a decrease in average loans outstanding of $2,769,378 along with a decline in the yield on total loans to 6.74% for the first six months of 2003 from 7.53% for the same period in 2002. Also impacting interest income on loans for the first six months of 2003 was the reversal of $181,448 in accrued interest and fees, corresponding to the classifying of the large commercial relationship previously noted, on non-accrual status as of June 30, 2003. Average federal funds sold outstanding increased $7,438,122 during the period offset by a decline in the related yield to 1.11% for the first six months of 2003 compared to 1.68% for the first six months of 2002. Average due from banks balances also increased $3,362,053 compared to the same period in 2002. The yield on investment securities available for sale decreased from 5.77% for the first six months of 2002 to 5.16% for the first six months of 2003 offset by an increase in average investment securities available for sale of $22,970,333.

Total interest expense decreased $530,009 during the six months ended June 30, 2003 compared to the same period in 2002 as the result of a decrease in the cost of interest bearing liabilities to 3.33% at June 30, 2003 from 3.82% at June 30, 2002 offset by a $22,062,584 increase in average interest bearing liabilities. Contributing to the decrease in the cost of interest bearing liabilities was a decrease in the cost of interest bearing deposits to 2.56% for the first six months of 2003 from 3.16% for the same period in 2002 offset by an increase in average interest bearing deposits of $23,871,700. Average borrowed funds decreased $955,525 for the second quarter of 2003 compared to the second quarter of 2002 while average cost of borrowings increased only slightly to 5.80% from 5.76% during the period. Average federal funds purchased decreased by $853,591 compared to the second quarter of 2002.

Total tax-equivalent interest income decreased $723,864 to $7,166,801 during the second quarter of 2003 as compared to the same period in 2002. This decrease is the result of a decline in the yield on total earning assets from 7.01% for the second quarter of 2002 to 5.98% for the second quarter of 2003 offset by growth in average earning assets of $28,998,862. Contributing to the decrease in tax-equivalent interest income was a decrease in average loans of $9,690,690 along with a decline in the yield on average loans to 6.53% during 2003’s second quarter compared to 7.45% for the same period in 2002. Also impacting interest income on loans for the second quarter of 2003 was the reversal of $181,448 in accrued interest and fees, corresponding to the classifying of the large commercial relationship previously noted, on non-accrual status as of June 30, 2003. The yield on average investment securities outstanding also declined during the quarter to 5.05% from 5.79% for the second quarter of 2002 offset by an increase in average investment securities outstanding of $31,856,685. Average due from bank balances and average federal funds sold increased $3,524,771 and $5,087,354, respectively, compared to the second quarter of 2002.

Interest expense decreased $312,402 during the second quarter of 2003 compared to the second quarter of 2002 due to a decrease in the average total cost of funds from 3.76% for the second quarter of 2002 to 3.25% for the second quarter of 2003 offset by a $19,766,385 increase in average interest bearing liabilities. Contributing to the decrease in the cost of interest bearing liabilities was a decrease in the cost of interest bearing deposits to 2.45% for the first six months of 2003 from 3.08% for the same period in 2002 offset by an increase in average interest bearing deposits of $23,371,284. The increase in average interest bearing deposits consisted of a $4,170,039 increase in money market and interest checking and a $20,689,946 increase in average certificates of deposits, offset by a decline in average savings of $1,488,701. Average borrowed funds decreased $1,911,050 for the second quarter of 2003 compared to the second quarter of 2002 while average cost of borrowings increased only slightly to 5.80% from 5.72% during the period.

The Corporation’s year-to-date net interest margin decreased from 3.86% as of June 30, 2002 to 3.38% as of June 30, 2003 due to a decrease in the average cost of interest bearing liabilities offset by a decrease in the average yield on earning assets. The Corporation’s 2003 second quarter net interest margin of 3.33% reflects a decrease from 3.91% for the same period in 2002. This decrease was the result of a decrease in the average cost on interest bearing liabilities offset by a decline in the yield on earning assets for the period.

Provisions for Loan Losses

The Corporation recorded a $2,970,000 and $2,715,000 provision for loan losses for the six and three month periods ended June 30, 2003, compared with a $480,000 and $240,000 provision for the same periods in 2002. On June 30, 2003, the Bank, in response to the financial deterioration of one large commercial customer, placed three related loans secured by two properties and business assets located in Washington County, Pennsylvania, in non-performing status. As a result, the Bank increased the reserve for loan losses by an additional $2,460,000 to provide for potential future losses associated with this loan relationship. The unpaid principal balance of these loans was approximately $5.3 million at June 30, 2003. The Bank has initiated legal proceedings to secure its lien priority on the properties and the business assets. Management believes that potential losses associated with these loans are adequately provided for based on information available as of the report date. However, future developments may require additional provisions. The Corporation’s Board of Directors and Management are taking appropriate action to address the situation and to reduce the possibility of a similar occurrence in the future.

Provisions for loan losses are charged to income to maintain the reserve for loan losses at a level that management considers appropriate based on the factors discussed below in the “Reserve for Loan Losses” section.

Including the significant commercial loan relationship, noted above, the provision for loan losses for the six months ended June 30, 2003, compared to the first six months of 2002 provision was affected by the following factors:

•	An increase in loans 90 days past due and still accruing interest and also non-accrual loans from $1,171,436 and $889,842, respectively, at December 31, 2002 to $1,729,137 and $6,036,864, respectively, at June 30, 2003. The result of these changes was a $5,599,481 increase in total non-performing assets and loans 90 days past due and nonaccrual loans. Of this increase, $5,357,496 is attributable to the three loans corresponding to the one commercial loan relationship which was placed on non-accrual status at June 30, 2003. The ratio of reserve for loan losses to non-performing assets and past due loans decreased to 84.57%, at June 30, 2003, from 121.21% at June 30, 2002. For further discussion, please refer to the Non-performing Assets section of this report.

•	The Corporation’s recent loan performance can be closely correlated to industry statistics, which indicate a trend toward rising loan delinquencies and bankruptcy filings throughout the industry as a whole.

•	Management’s expectation that local and national economies will continue to exhibit characteristics of a recessionary trend impacting business growth and employment projections.

•	Excluding the $2,460,000 additional provision for loan losses, net loan loss experience continued to be quite favorable in relation to average loans outstanding, which further supported the use of existing individual loan portfolio loss factor assignments in calculating required pool reserve allocations.

•	The Corporation’s consistent application of strict standards to the definitions of potential and well-defined weaknesses in the loan portfolio and the ongoing loan review process. As a result, loans classified as doubtful or loss increased $4,604,954 at June 30, 2003 compared to June 30, 2002. This increase was partially offset by a decrease in loans classified as substandard of $203,405 over the same period.

Other Income

Other income increased $688,225 to $2,010,370 for the six months ended June 30, 2003 from $1,322,145 for the six months ended June 30, 2002. Sales of investment securities available for sale during the first half of 2003 resulted in net gains of $208,404 compared to $28,854 for the same period in 2002. This increase was due primarily to a favorable shift in market prices during the second quarter of 2003 which permitted the strategic reallocation of investments in certain fixed income securities. The increase in net gains on the sale of investment securities available for sale was also due, in part, to the partial divesting of holdings in select bank equity securities during the same period. Service fees increased to $849,045 for the first six months of 2003, from $515,704 for the same period in 2002 principally due to an increase of $352,164 in NSF charges as a result of the implementation of NorthSide Bank’s courtesy overdraft program. Other operating income increased to $952,921 for the six months ended June 30, 2003, from $777,587 for the same period in 2002. Contributing to this improvement was a $141,567 increase in mortgage fees corresponding to a change in NorthSide Bank’s mortgage business to selling loans in the secondary market. Income generated from title insurance premiums and bank-owned life insurance contributed $124,868 and $36,269, respectively, in additional income for the first half of 2003 compared to the same period in 2002. Offsetting these increases was a $33,993 increase in net losses recognized on the sale of other assets and a decrease in Cashflow Maximizer service fees of $115,794 as the Corporation began eliminating this program during 2002.

Other income increased $400,817 to $1,066,642 for the three months ended June 30, 2003 from $665,825 for the three months ended June 30, 2002. Sales of investment securities available for sale during the second quarter of 2003 resulted in net gains of $119,696 compared to $19,143 for the same period in 2002. This increase was due primarily to a favorable shift in market prices during the second quarter of 2003 which permitted the strategic reallocation of investments in certain fixed income securities. The increase in net gains on the sale of investment securities available for sale was also due, in part, to the partial divesting of holdings in select bank equity securities during the same period. Service fees increased to $478,740 for the second quarter of 2003, from $259,670 for the same period in 2002 as the result of a $199,663 increase in NSF charges collected in the second quarter of 2003 and also due to an increase in checking account fees of $19,809. Other operating income increased to $468,206 for the three months ended June 30, 2003, from $387,012 for the same period in 2002. Contributing to this improvement was an $80,261 increase in mortgage fees corresponding to a change in NorthSide Bank’s mortgage business to selling loans in the secondary market. Income generated from title insurance premiums contributed $91,799, respectively, in additional income for the first half of 2003 compared to the same period in 2002. Offsetting these increases was an additional $28,657 in net losses recognized on the sale of other assets and a decrease in Cashflow Maximizer service fees of $57,276 as the Corporation began eliminating this program during 2002.

Other Expenses

Total other expenses for the first six months of 2003 increased $273,363 to $5,868,221 from $5,594,858 for the same period in 2002. Salaries and employee benefits increased $194,178 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased medical insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank’s new Fox Chapel branch office, opened during the third quarter of 2002, and additional staffing to support organizational growth. Occupancy expense increased $34,159 primarily due to an increase in rent of $24,760. Equipment and supplies expense increased $26,340 due primarily to increases in depreciation and equipment maintenance contracts of $55,818 and $19,598, respectively. The $10,953 decrease in data processing was primarily due to a decrease in EFT fee expense. The overall increase in other operating expenses of $15,284 can be attributed to increases in postage, legal expenses, financial services, audit expense, service charges of correspondent banks and title fees of $34,531, $38,180, $62,091, $29,771, $17,658, and $100,195, respectively. Also contributing to this increase were increases of $42,093 and $24,537 in unreimbursed mortgage loan expenses and corporate relations, respectively. These increases were offset by a $331,888 reduction in Cashflow Maximizer processing fees as the Corporation began eliminating this program during 2002.

Total other expenses for the second quarter of 2003 increased $99,369 to $3,057,234 from $2,957,865 for the same period in 2002. Salaries and employee benefits increased $64,745 reflecting normal salary and benefit increases, additional incentive compensation accruals and increased medical insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff NorthSide Bank’s new Fox Chapel branch office, opened during the third quarter of 2002, and additional staffing to support organizational growth. Occupancy expense increased $16,765 due to increase of $8,633, and $11,942 in rent and building maintenance, respectively. Equipment and supplies increased $30,711 due primarily to increases in depreciation and equipment maintenance contracts of $25,577 and $9,572, respectively. A $21,284 decrease in data processing was primarily due to a decrease in EFT fee expense. Advertising expense increased $14,014 corresponding to the Bank’s increased emphasis on home equity promotions during the second quarter of 2003 compared to the same period in 2002. The overall decrease in other operating expenses of $16,812 can be attributed to a $273,544 decline in Cashflow Maximizer processing fees as the Corporation began eliminating this program during 2002. This decrease was offset by a increases in postage, legal expenses, financial services, audit expense and title fees of $26,779, $36,174, $35,329, $26,632 and $67,097, respectively. Also contributing to this increase were increases of $26,440 and $23,231 in unreimbursed mortgage loan expenses and corporate relations, respectively.

Income Taxes

The Corporation recorded an income tax provision (benefit) of $62,000 for the six months ended June 30, 2003 compared to $1,078,200 for the six months ended June 30, 2002. The decrease in tax provision was primarily the result of lower pre-tax earnings principally associated with the additional $2,460,000 loan loss provision related to one large commercial loan relationship along with an increase in tax-exempt investment securities and other tax-exempt earning assets. The effective tax rates for the first six months of 2003 and 2002 were 6.4% and 29.3%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the first six months of 2003 compared to the same period in 2002.

The Corporation recorded an income tax provision of ($418,000) for the three months ended June 30, 2003 compared to $493,210 for the three months ended June 30, 2002. The decrease in tax provision was primarily the result of lower pre-tax earnings principally associated with the additional $2,460,000 loan loss provision related to one large commercial loan relationship along with an increase in tax-exempt investment securities and other tax-exempt earning assets. The effective tax rates for the second quarter of 2003 and 2002 were (49.3%) and 27.9%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the second quarter of 2003 compared to the same period in 2002.

Financial Condition

The Corporation’s total assets increased $4,841,515 from $510,448,272 at December 31, 2002 to $515,289,787 at June 30, 2003. Securities available for sale increased $11,800,800 from December 31, 2002 to June 30, 2003. Net loans decreased from $329,279,653 at December 31, 2002 to $317,592,863 at June 30, 2003.

Investment Securities

Contributing to the investment securities available for sale increase during the first six months of 2003 were increases in U.S. Treasuries, U.S. Government agencies, obligations of state and political subdivisions and marketable equity securities of $22,965, $12,911,904, $2,637,235 and $641,368, respectively, while mortgage-backed securities and corporate bonds decreased by $4,201,890 and $210,782, respectively due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The Corporation experienced a $2,454,750 improvement in net, unrealized gains on investment securities available for sale principally due to a significant positive shift in market pricing related to fixed income investment securities during the second quarter of 2003. The fair value of marketable equity securities increased $641,368 during the first six months of 2003, which was almost entirely due to the improvement in the valuation of stocks in the portfolio. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances.

A summary of investment securities available for sale is as follows:

	June 30, 2003
	Amortized	Gross Unrealized Holding
	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$1,620,364	127,601	$—	$1,747,965
U.S. Government Agencies	29,405,649	$730,055	—	30,135,704
Mortgage-backed Securities	49,969,514	812,464	49,645	50,732,333
Obligations of State and Political Subdivisions	23,474,924	836,260	4,965	24,306,219
Other Bonds	23,696,109	1,926,681	520,843	25,101,947
Marketable Equity Securities	5,656,738	2,322,973	2,903	7,976,808

Total Investment Securities Available for Sale	$133,823,298	$6,756,034	$578,356	$140,000,976

	December 31, 2002
	Amortized	Gross Unrealized Holding
	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$1,633,478	91,522	$—	$1,725,000
U.S. Government Agencies	16,963,956	$259,844	—	17,223,800
Mortgage-backed Securities	54,077,641	923,950	67,368	54,934,223
Obligations of State and Political Subdivisions	21,274,317	417,421	22,754	21,668,984
Other Bonds	25,025,818	932,552	645,641	25,312,729
Marketable Equity Securities	5,502,038	1,839,362	5,960	7,335,440

Total Investment Securities Available for Sale	$124,477,248	$4,464,651	$741,723	$128,200,176

Loans

Loans, net of deferred fees, decreased to $325,433,797 at June 30, 2003 from $334,809,161 at December 31, 2002. Nonresidential mortgages declined $1,545,829 principally due to three large loans transferred to non-performing status. A $1,846,533 decline in commercial, financial and agricultural loans was due to lower origination activity and a very aggressive loan pricing market which resulted in the refinancing of certain larger relationships with other institutions. Lease financing declined by $1,070,629 as a result of lower new business activity combined with the repayment of leases resulting from a shift in market demand toward more traditional commercial. A slight increase of $318,696 in consumer loans outstanding resulted from limited growth due to lower production levels in the Bank’s indirect automobile business. The Corporation began establishing correspondent relationships, during the second quarter of 2002 with other mortgage businesses to sell residential mortgages at the time of funding. Consequently, residential mortgages declined by $10,621,525 corresponding to the payoffs of several large borrowing customers and a change in business practice away from inventorying mortgage production. Lines of credit and non-accrual loans increased by $218,597 and $5,147,022, respectively. Refer to the Non-Performing Assets section for further discussion of this increase in non-accrual loans.

	June 30, 2003	December 31, 2002	Increase (Decrease)

Consumer Loans to Individuals	$148,152,737	$147,834,041	$318,696
Mortgage:
Nonresidential	87,746,046	89,291,875	(1,545,829)
Residential	31,046,279	41,667,804	(10,621,525)
Commercial, Financial and Agricultural	35,140,435	36,986,968	(1,846,533)
Lines of Credit	7,898,808	7,680,211	218,597
Lease Financing	9,779,861	10,850,490	(1,070,629)
Non-Accrual Loans	6,036,864	889,842	5,147,022

Total Loans	325,801,030	335,201,231	(9,400,201)
Deferred Fees	(367,233)	(392,070)	24,837

Loans, Net of Deferred Fees	$325,433,797	$334,809,161	$(9,375,364)

The Corporation collectively reviews leases and consumer loans under $50,000 and residential real estate and commercial loans under $250,000 for impairment. A loan is considered impaired when based upon current information and events; it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At June 30, 2003, the Corporation had $5,357,496 in loans which were considered impaired with a corresponding loan loss reserve of $2,515,000 in accordance with SFAS No. 114. These loans are associated with one large commercial customer relationship which is discussed within the 'Non-Performing Assets' section of this report. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $2,656,731 during the first six months of 2003. There was no average recorded investment in impaired loans for the six months ended June 30, 2002. The Corporation did not recognize any interest on impaired loans during the first six months of 2003 or during the first six months of 2002.

Non-Performing Assets

Non-performing assets and loans 90 days past due and still accruing increased to $7,929,675 at June 30, 2003 from $2,330,194 at December 31, 2002 due to increases of $5,147,022 and $557,701 in non-accrual loans and loans 90 days past due and still accruing interest, respectively. These increases were partially offset by decreases in other assets held for sale and other real estate owned of $86,193 and $19,049, respectively.

On June 30, 2003, the Bank, in response to the financial deterioration of one large commercial customer, placed three related loans secured by two properties and business assets located in Washington County, Pennsylvania, on non-accrual status and classified them as non-performing loans. The total of these three loans was $5,357,496 as of June 30, 2003. As a result, the Bank increased the reserve for loan losses by an additional $2,460,000 to provide for potential future losses associated with this loan relationship. The Bank has initiated legal proceedings to secure its lien priority on the properties and the business assets. Management believes that potential losses associated with these loans are adequately provided for based on information available as of the report date. However, future developments may require additional provisions. The Corporation’s Board of Directors and Management are taking appropriate action to address the situation and to reduce the possibility of a similar occurrence in the future.

Of the $557,701 increase in loans 90 days past due and still accruing interest, $551,308 is attributable to loans and leases outstanding to one borrower which filed Chapter 7 bankruptcy during the second quarter of 2003. Based on a detailed review of commercial real estate collateral and corresponding values, management believes that the Corporation’s position is adequately secured to allow for complete collection of principal and accrued interest and fees outstanding as of June 30, 3003.

The current quality of the loan portfolio can be demonstrated by the following table, which details total non-performing assets and past due loans:

	June 30, 2002	December 31, 2002

Non-accrual Loans	$6,036,864	$889,842
Other Real Estate Owned	63,769	82,818
Other Assets Held for Sale	99,905	186,098

Total Non-Performing Assets	6,200,538	1,158,758
Loans 90 Days Past Due and Still Accruing Interest	1,729,137	1,171,436

Total Non-Performing Assets and Past Due Loans	$7,929,675	$2,330,194

Reserve for Loan Losses

The Corporation’s loan loss reserve at June 30, 2003 was $6,705,988 or 2.07% of total loans compared to $4,389,650 or 1.27% of total loans at June 30, 2002. Management anticipates that the loan losses are adequate to absorb reasonably foreseeable losses on loans.

The Corporation’s net charge-off by loan type in the reserve for loan losses were as follows:

	For the Six Months Ended June 30,

	2003	2002

Reserve for Loan Losses at Beginning of Year	$4,212,225	$4,139,476
Charge-offs:
Commercial, Financial, and Agricultural Loans	32,523	—
Real Estate Mortgage Loans	—	—
Installment Loans	180,246	154,931
Lease Financing	206,751	109,400

Total Charge-offs	419,520	264,331
Recoveries:
Commercial, Financial, and Agricultural Loans	—	9,500
Real Estate Mortgage Loans	400	700
Installment Loans	17,105	21,305
Lease Financing	—	3,000

Total Recoveries	17,505	34,505

Net Charge-offs	402,015	229,826
Provisions for Loan Losses	2,970,000	480,000

Reserve for Loan Losses at End of Period	$6,705,988	$4,389,650

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

The Corporation follows a loan review program to evaluate the credit risk in its loan portfolio for substantially all loans greater than $50,000. Through the loan review process, the Corporation maintains a classified account list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the asset. Loans classified as “doubtful” are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require charge-off if immediately liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent or on non-

accrual status. As of June 30, 2003, substandard loans totaled $2,286,173 and doubtful loans totaled $5,797,150. All substandard and doubtful loans were designated as delinquent or non-accrual as of June 30, 2003.

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

The Corporation maintains pool reserves for all loans not considered by the specific reserve method. Pool reserves are calculated for each pool of homogeneous loans based on a loan’s risk rating, delinquency status and the historical charge-off experience pertaining to each loan type. The loss factors used in calculating pool reserves for substandard, doubtful and loss credits are based upon management’s judgment of inherent risks associated within these loan classifications. Pool reserves, relative to loan delinquency status, are based on the type of loan and delinquency aging and are determined by management’s judgment of the inherent risk of loss from these delinquency categories. The Corporation also establishes pool reserves for all loan types by applying a factor, based on corresponding historical charge-off percentages, to homogeneous pools of loans.

These pool reserves are based on the Corporation’s historical charge-off experience. If current charge-off levels deviate from the Corporation’s historical experience, the deviation will be reflected in the Corporation’s ongoing pool reserves and the allowance for loan losses is adjusted accordingly. The Corporation maintains an unallocated reserve taking into consideration the following factors:

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

Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the potential risk concerning this condition is reflected in the unallocated reserve. The unallocated portion of the reserve for loan losses is maintained to absorb estimated losses due to inherent risks within the loan portfolio which have not been detected or otherwise identified as probable losses as of June 30, 2003. These losses may be due to several factors which include uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, the difficulty in identifying triggering events that directly correspond to future loss experience and other issues which have historically not been a factor in the Corporation’s loss experience. Also, loss data representing a complete economic cycle is not available for all segments of the loan portfolio. In addition, a portion of the unallocated risk is attributable to uncertainty regarding the overall impact and timing of economic cycles, including management’s concerns over the effects of the protraction of the current economic cycle. Management performs a periodic analysis of the unallocated allowance to ensure its reasonableness and appropriateness based on the above factors and a risk assessment of all loan portfolios.

The composition of the Corporation’s reserve for loan losses, including reserves attributable to loans held for sale, is as follows at June 30, 2003 and 2002:

	June 30,
	2003	2002

Specific Reserves	$3,662,961	$1,106,961
Allocation to Pool Reserves	2,644,450	2,700,089
Unallocated Reserves	398,577	582,600

Total	$6,705,988	$4,389,650

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

Specific reserves increased $2,556,000 from $1,106,961 at June 30, 2002, to $3,662,961 at June 30, 2003. On June 30, 2003, the Bank, in response to the financial deterioration of one large commercial customer, placed three related loans secured by two properties and business assets located in Washington County, Pennsylvania, in non-performing status as doubtful loans. As a result, the Bank increased the reserve for loan losses by an additional $2,460,000 to provide for potential future losses associated with this loan relationship. The unpaid principal balance of these loans was $5,357,496 at June 30, 2003. The Bank has initiated legal proceedings to secure its lien priority on the properties and the business assets. Management believes that potential losses associated with these loans are adequately provided for based on information available as of the report date. However, future developments may require additional provisions. The Corporation’s Board of Directors and Management are taking appropriate action to address the situation and to reduce the possibility of a similar occurrence in the future.

Also impacting specific reserves was an additional reserve of $269,288 which was provided for one business banking loan relationship which was not classified as substandard, doubtful or loss at June 30, 2002. This relationship is considered adequately secured and collectible, however, there has been an indication that a weakening in the borrower’s position is present. Therefore, management has determined that it is prudent to create a specific reserve corresponding to the increase in risk specific to this relationship. Offsetting these increases was a $416,604 decreased in leases classified as substandard, doubtful or loss due to accelerated payments associated with one significant leasing relationship and also the liquidation of collateral associated with one large leasing customer. There was also a $308,649 decrease in substandard and doubtful residential mortgages resulting from the significant improvement in credit standing of three loan relationships since June 30, 2002. Management does not consider the upgrading or collection of the loans attributable to these relationships to be indicative of a significant trend, adverse or otherwise, in overall loan portfolio performance or credit quality. Rather, the improvement in quality or collection of these credits is considered to be specific to the facts and circumstances related to those individual loan relationships. There were $7,637 in total loans classified as loss at June 30, 2003, compared to $18,258 at June 30, 2002. As of June 30, 2003, total classified loans were $8,090,960 compared to $3,689,411 at June 30, 2002. Management believes that current reserves appropriately reflect the level of risk and potential loss of these credits. The reserve amount specified for these loans may change in the event that there is evidence of an improvement or further deterioration in a customer’s ability to satisfy contractual requirements.

The pool reserve portion of the reserve for loan losses decreased $55,638 to $2,644,450 at June 30, 2003 from $2,700,089 at June 30, 2002, corresponding to the overall decrease in loans outstanding and most notable, to decreases in residential mortgage and installment loans.

The unallocated reserve portion of the reserve for loan losses decreased $184,023 to $398,577 at June 30, 2003 from $582,600 at June 30, 2002. This decrease is attributable, in part, to several significant initiatives which were implemented during 2002. These initiatives have enhanced the Corporation’s ability to more closely identify and monitor risk elements associated with loan underwriting, review and collection processes and to more clearly determine the adequacy of loan loss reserves. Specifically, a management committee was established to monitor loan portfolio performance and to review, identify and classify individual loan relationships. Also, certain personnel changes within the business banking division have improved the risk management process through the addition of several more experienced underwriters and another experienced analyst to assist in loan underwriting and the ongoing credit review processes. In addition, the decrease in unallocated allowance, at June 30, 2003, can be attributed to management’s determination that general credit deterioration, identified during 2001 and 2002, on various segments of the overall loan portfolio had manifested itself in 2002 in the form of past due and non-performing assets at which time specific allowance allocations were made to corresponding segments of the portfolio. On July 22, 2003, management created the position of Credit Administration Officer who will monitor credit risk issues independent of loan production related functions and report the results of loan examinations to senior management. In addition, management is developing a more effective system of controls to ensure the timely reporting and resolution of policy and procedural exceptions related to commercial loan documentation. Management believes these actions, when complete, will be adequate to assess and identify ongoing risks within the commercial loan portfolio and will help insure appropriate accountability and disclosure concerning all related issues.

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

Liabilities

Total liabilities were $475,468,597 at June 30, 2003, an increase of $3,842,581 from December 31, 2002. Contributing to the overall increase was an increase in total deposits of $4,861,419. These increases were offset by decreases in accrued interest payable and other liabilities of $246,920 and $771,918, respectively.

Deposits

Total deposits increased $4,861,419 from $369,199,144 at December 31, 2002 to $374,060,563 at June 30, 2003. Contributing to the overall increase were increases in non-interest bearing demand deposits, interest bearing demand deposits, saving deposits and money market accounts of $2,805,448, $344,028, $3,677,830 and $5,849,272, respectively, offset by decreases in time deposits over $100,000 and other time deposits of $61,961 and $7,753,198, respectively.

The composition of deposits is shown in the following table:

	June 30, 2003	December 31, 2002	Increase (Decrease)

Non-interest Bearing Demand	$74,188,277	$71,382,829	$2,805,448
Interest Bearing Demand	31,354,873	31,010,845	344,028
Savings	72,862,867	69,185,037	3,677,830
Money Market Account	58,033,646	52,184,374	5,849,272
Time Deposits equal to or more than $100,000	30,677,847	30,739,808	(61,961)
Time Deposits less than $100,000	106,943,053	114,696,251	(7,753,198)

Total Deposits	$374,060,563	$369,199,144	$4,861,419

Total Borrowed Funds

At June 30, 2003, the Corporation had total borrowed funds of $94,000,000, $5,000,000 of which will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. All such advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

Shareholders’ Equity

Consolidated shareholders’ equity increased $998,934 from $38,822,256 at December 31, 2002 to $39,821,190 at June 30, 2003. This increase was the result of an increase in capital surplus primarily due to the exercise of stock options along with payment of a stock dividend to shareholders and an increase in accumulated other comprehensive income, which is comprised entirely of unrealized holding gains/losses on investment securities classified as available for sale. These increases were offset by the purchase of treasury stock and payment of cash dividends to shareholders.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation’s Tier I risk-based capital ratio at June 30, 2003 was 9.43% compared to 9.47% at December 31, 2002. The Corporation’s total risk-based capital ratio at June 30, 2003 was 10.96% compared to 10.78% at December 31, 2002. Regulatory requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Operating activities provided net cash of $2,866,223 during the first six months of 2003, compared to net cash provided of $3,089,582 during the first six months of 2002. The primary source of operating cash flows for 2003 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $673,513 during the first six months of 2003, compared to net cash used of $11,244,640 during the first six months of 2002. Proceeds from sales, repayments and maturities of investment securities available for sale, combined with increases in outstanding retail deposit balances, were reinvested in investment securities available for sale.

Financing activities provided cash of $3,271,363 and $474,798 for the first six months of 2003 and 2002, respectively. A net increase in total deposits provided cash while cash was used by the payment of cash dividends to shareholders and purchases of treasury stock.

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

Simulation modeling enables management to quantify the extent of the Corporation’s interest rate exposure by forecasting how net interest income, and consequently net income, varies under alternative interest rate scenarios based on the Corporation’s current position. At June 30, 2003, a simulation analysis assuming a one-time 200 basis point increase in interest rates, results in an estimated positive impact of approximately 3.1% or approximately $558,000 on projected net interest income over a one-year period. Conversely, a 200 basis point decrease in interest rates results in a decrease in projected net interest income of 4.3% or approximately $782,000 over the same period. These findings are the result of normal projected growth in interest earning assets and interest related liability levels based on the Corporation’s position at June 30, 2003. The results reflect the impact of a relatively short repricing or rate adjustment period of the Corporation’s loan products and the effect of investment security prepayments matched with the relative short term nature of interest sensitive deposit and borrowing liabilities. In a rising rate environment, the increased cost of funding would be offset by increases in yields on prime rate, LIBOR and Treasury indexed loans and securities and the repricing of significant cash flow in the consumer loan portfolio. In a declining rate environment, the declining yield on loans and securities due to prepayments and index adjustments would be offset by a shortening of deposit maturities and the repricing of a significant interest bearing demand deposit portfolio. In any event, a sudden, substantial and protracted shift in interest rates may adversely impact the Corporation’s earnings to the extent that interest rates on earning assets and interest bearing liabilities change at varying frequencies and market forces may limit the ability to appropriately respond to such changes.

Item 4.

Controls and Procedures

(a)               Evaluation of disclosure controls and procedures. The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate, except for the internal control components of risk assessment and monitoring with respect to the timely reporting and resolution of commercial loan documentation exceptions and independent, internal analysis of the current financial condition concerning significant borrowing relationships.

(b)               Changes in internal controls. The Corporation has not made significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers, except as noted herein. On July 22, 2003, management created the position of Credit Administration Officer who will monitor credit risk issues independent of loan production related functions and report material findings to senior management. In addition, management is developing a more effective system of controls to insure the timely reporting and resolution of policy and procedural exceptions related to commercial loan documentation. Management believes these actions, when complete, will be adequate to assess and identify ongoing risks within the commercial loan portfolio and will help insure appropriate accountability and disclosure concerning all related issues.

Part II – Other Information

Items 1-2	Not applicable pursuant to the instructions to Part II

Item 3	Legal Proceedings

On June 25, 2003, loans made to certain individual borrowers and related business entities, secured by various collateral including certain real property in Washington, County, Pennsylvania and certain business assets, were placed in non-performing status. All borrowers and guarantors with respect to such loans have since filed voluntary petitions under Chapter 11 of the Bankruptcy Code. The unpaid balance of the loans totals approximately $5.3 million. Prior to the filing of the bankruptcy petitions, management determined that certain action should be taken in the Court of Common Pleas of Washington County, Pennsylvania to obtain the appropriate lien priority with respect to one of the mortgages securing certain obligations of the debtors. Due to the filing of the bankruptcy petitions it is likely that the Washington County case will be stayed and the issue will be litigated in the Bankruptcy Court. The bank has charged its loan loss reserve with $25,000 and has increased it provision for loan losses by $2.5 million. Depending upon how the litigation progresses, an additional charge off and provision for the loan losses may have to be made.

Item 4	Submission of Matters for a Vote of Security Holders - None

Item 5	Not applicable pursuant to the instructions to Part II.

Item 6	Exhibits and Reports on Forms 8-K.

(a)	Exhibits

10.1	Employment agreement dated July 1, 1993, between NSD Bancorp, Inc. and Lloyd G. Gibson filed as Exhibit 10D to NSD Bancorp, Inc.’s 10K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

10.2	NSD Bancorp, Inc. 1994 Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.’s Form S-8 filed April 27, 1994 is incorporated herein by reference.

10.3	NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.’s Form S-8 filed April 27, 1994, is incorporated herein by reference.

31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Disclosure Certification of Principal Executive Officer

31.2	Section 302 of the Sarbanes-Oxley Act of 2002 Disclosure Certification of Principal Financial Officer

32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Disclosure Certification of Principal Executive Officer

32.2	Section 906 of the Sarbanes-Oxley Act of 2002 Disclosure Certification of Principal Financial Officer

(b)	Reports on Form 8-K

Reports on Form 8-K filed during the second quarter of 2003:

April 22, 2003 - NSD Bancorp, Inc. issued a news release declaring a stock dividend and announcing its first quarter earnings.

May 30, 2003 - NSD Bancorp, Inc. issued a news release declaring second quarter cash dividend.

June 24, 2003 - NSD Bancorp, Inc. issued a news release announcing Board Vice Chairman appointments and hiring of Executive Vice President.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSD BANCORP, INC.

(Registrant)

Dated: August 14, 2003	/s/ LLOYD G. GIBSON

Lloyd G. Gibson, President and Chief Executive Officer

Dated: August 14, 2003	/s/ JAMES P. RADICK

James P. Radick, Treasurer (Principal Financial and Accounting Officer)