Form 10-Q
period 2003-09-30
NSD BANCORP INC
filed 2003-11-14
CIK 898624

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                           Commission File No. 0-22124

                                NSD Bancorp, Inc.
             (Exact name of Registrant as specified in its charter)

  Commonwealth of Pennsylvania                      25-1616814
  -------------------------------         -----------------------------------
  (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

               5004 McKnight Road, Pittsburgh, Pennsylvania 15237
               -------------------------------------------- -----
               (Address of Principal executive offices) (ZIP Code)

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

                                 YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 YES |_| NO |X|


The number of shares outstanding of the Registrant's common stock as of November 3, 2003 was:

          Common Stock, $1.00 par value - 3,196,063 shares outstanding

                                NSD BANCORP, INC.

                                    FORM 10Q

                    For the Quarter Ended September 30, 2003

                                      INDEX

                                                                        Page
Part I.    Financial Information                                        ----

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 2003
           and December 31, 2002 (unaudited)                              3

           Consolidated Statements of Income For the Three and Nine
           Months Ended September 30, 2003 and 2002 (unaudited)           4

           Consolidated Statements of Cash Flows For the Nine
           Months Ended September 30, 2003 and 2002 (unaudited)           5

           Consolidated Statements of Comprehensive Income
           For the Three and Nine Months Ended September 30,
           2003 and 2002 (unaudited)                                      6

           Notes to Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                          19

Item 4.    Controls and Procedures                                       19

Part II.   Other Information                                             20

Item 6.    Exhibits and Reports on Form 8K                               20

                                NSD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                          September 30,          December 31,
                                                                                               2003                  2002
  --------------------------------------------------------------------------------------------------------------------------------
  ASSETS
  Cash and Due From Banks                                                                $    16,371,151           $   15,025,678
  Federal Funds Sold                                                                          11,700,000               18,600,000
  --------------------------------------------------------------------------------------------------------------------------------
      Cash and Cash Equivalents                                                               28,071,151               33,625,678
  Investment Securities Available for Sale at Market                                         149,908,991              128,200,176
  Loans, Net of Deferred Fees                                                                319,341,746              334,809,161
  Unearned Income                                                                            (1,025,288)              (1,317,283)
  Allowance for Loan Losses                                                                  (6,805,674)              (4,212,225)
  --------------------------------------------------------------------------------------------------------------------------------
       Loans, Net                                                                            311,510,784              329,279,653
  Premises and Equipment, Net                                                                  3,417,308                3,614,128
  Accrued Interest Receivable                                                                  2,367,089                2,530,297
  Other Real Estate Owned and Assets Held for Sale                                               201,712                  268,915
  Other Assets                                                                                13,457,671               12,929,425
  --------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                           $   508,934,706           $  510,448,272
  ================================================================================================================================


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
      Non-Interest Bearing                                                               $    74,019,504           $   71,382,829
      Interest Bearing                                                                       295,827,450              297,816,315
  --------------------------------------------------------------------------------------------------------------------------------
     Total Deposits                                                                          369,846,954              369,199,144
  Advances from Federal Home Loan Bank and Other Borrowings                                   94,000,000               94,000,000
  Accrued Interest Payable                                                                     5,953,688                6,405,531
  Other Liabilities                                                                            1,260,782                2,021,341
  --------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                          471,061,424              471,626,016
  Common Stock $1 Par Value; 10,000,000 shares authorized, 3,527,764
    issued                                                              and                    3,527,764                3,334,720
    3,196,063 outstanding and 3,334,720 issued and 3,038,922 outstanding
  Treasury Stock at cost, 331,701 and 295,798 shares                                         (6,625,742)              (5,710,410)
  Capital Surplus                                                                             26,051,457               21,553,470
  Accumulated Other Comprehensive Income                                                       2,021,738                2,457,122
  Retained Earnings                                                                           12,898,065               17,187,354
  --------------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                                  37,873,282               38,822,256
  --------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $   508,934,706           $  510,448,272
  ================================================================================================================================


            See notes to unaudited consolidated financial statements

                                NSD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                    For the Nine Months Ended September    For the Three Months Ended September
                                                                    30,                                    30,
                                                   ------------------------------------------------------------------------------
                                                          2003               2002                2003                2002
---------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans, Including Fees                                   $  16,049,428      $  18,631,364      $    5,127,642      $    6,340,155
Investment Securities
     Taxable                                                4,021,353          3,741,936           1,309,062           1,111,526
     Tax-Exempt                                               725,243            531,136             251,455             179,503
     Dividends                                                152,443            200,086              44,188              62,879
Interest Bearing Deposits                                      14,610             13,230               5,931               8,646
Federal Funds Sold                                            102,739             90,692              34,713              50,080
---------------------------------------------------------------------------------------------------------------------------------
     Total Interest And Dividend Income                    21,065,816         23,208,444           6,772,991           7,752,789

INTEREST EXPENSE
Deposits                                                    5,436,096          6,468,611           1,644,818           2,164,942
Federal Funds Purchased                                         -----              8,216               -----               -----
FHLB Advances and Other Borrowings                          4,076,023          4,085,425           1,373,605           1,373,605
---------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                      9,512,119         10,562,252           3,018,423           3,538,547
Net Interest Income                                        11,553,697         12,646,192           3,754,568           4,214,242
Provision for Loan Losses                                   3,210,000            720,000             240,000             240,000
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses         8,343,697         11,926,192           3,514,568           3,974,242

OTHER INCOME
Net Investment Securities Gains                               364,044            433,026             155,640             404,172
Service Fees                                                1,327,668            815,203             478,623             299,499
Other Operating Income                                      1,424,210          1,289,023             471,289             511,436
---------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                          3,115,922          2,537,252           1,105,552           1,215,107

OTHER EXPENSES
Salaries and Employee Benefits                              4,529,576          3,964,438           1,721,169           1,350,209
Occupancy Expense                                             768,665            696,366             248,848             210,708
Equipment and Supplies                                      1,025,623            997,882             332,813             331,412
Data Processing                                               651,638            625,514             261,094             224,017
FDIC Insurance                                                 44,721             36,856              14,941              22,242
Advertising                                                   197,985            198,640              63,953              63,797
Other Operating Expenses                                    2,027,182          3,694,915             734,351           2,417,368
---------------------------------------------------------------------------------------------------------------------------------
Total Other Expenses                                        9,245,390         10,214,611           3,377,169           4,619,753

Income Before Income Taxes                                  2,214,229          4,248,833           1,242,951             569,596
Provision for Income Taxes                                    358,000          1,171,436             296,000              93,236
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                              $   1,856,229      $   3,077,397      $      946,951      $      476,360
=================================================================================================================================


NET INCOME PER COMMON SHARE

Net Income - Basic                                              $0.58              $0.95               $0.30               $0.15
Net Income - Diluted                                            $0.57              $0.94               $0.29               $0.15
Common Dividends Declared and Paid Per Share                    $0.44              $0.62               $0.22               $0.21
Weighted Average Shares Outstanding - Basic                 3,196,012          3,224,912           3,192,562           3,216,868
Weighted Average Shares Outstanding - Diluted               3,260,698          3,279,157           3,253,084           3,284,124


See notes to unaudited consolidated financial statements


                                NSD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                                   2003                 2002
--------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                  $         1,856,229  $        3,077,397
Adjustments to Net Income:
   Provision for Loan Losses                                                          3,210,000             720,000
   Net Gains on Sale of Securities Available for Sale                                 (364,044)           (433,026)
   Loss on Sale of Other Assets                                                          57,196              22,132
   Gain on Loan Sales                                                                ----                  (21,721)
   Depreciation and Amortization                                                        484,895             413,854
   Net Premium Amortization                                                             360,700             174,303
   Decrease in Accrued Interest Receivable                                              163,207             248,934
   (Decrease) Increase in Accrued Interest Payable                                    (451,843)             322,350
   Increase in Cash Surrender Value of Bank-Owned Life Insurance                      (296,842)           (263,698)
   Decrease in Other Assets                                                              86,597           2,144,251
   Deferred Loan Fees, Net                                                             (71,078)                 405
   Decrease in Other Liabilities                                                      (925,115)           (553,124)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                             4,109,902           5,852,057
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Investment Securities Available for Sale                    13,407,620          18,312,815
   Proceeds from Repayments and Maturities of Investment Securities
      Available for Sale                                                             58,701,270          28,210,267
   Purchases of Investment Securities                                              (94,328,890)        (35,521,368)
   Purchase of Bank-Owned Life Insurance                                             ----               (2,985,876)
   Proceeds from Sales of Other Real Estate Owned                                       385,683             340,184
   Net Decrease (Increase) in Loans                                                  13,216,950        (28,094,124)
   Proceeds from Loan Sales                                                             963,100             914,726
   Purchases of Premises and Equipment                                                (288,152)         (1,443,938)
--------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                               (7,942,419)        (20,267,314)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Demand and Savings Accounts                                11,526,089         (4,279,663)
   (Decrease) Increase in Certificates of Deposit                                  (10,878,280)          19,890,158
   Proceeds from the Exercise of Common Stock Options                                   628,070             138,236
   Cash Paid in Lieu of Fractional Shares                                               (6,397)             (4,411)
   Treasury Stock Purchased                                                           (915,333)           (789,342)
   Dividends Paid                                                                   (2,076,159)         (1,813,307)
--------------------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Financing Activities                                    (1,722,010)          13,141,671
--------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                           (5,554,527)         (1,273,586)
Cash and Cash Equivalents at Beginning of Period                                     33,625,678          26,703,917
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                  $        28,071,151  $       25,430,331
====================================================================================================================


For the nine months ended September 30, 2003 and 2002, the Corporation paid interest of $9,963,962 and $10,239,901 and income taxes of $1,342,000 and $1,911,026, respectively.

See notes to unaudited consolidated financial statements

                                NSD BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                              For The Nine Months Ended            For The Three Months Ended
                                                                    September 30,                        September 30,
                                                            ----------------------------------    --------------------------------
                                                                  2003               2002               2003              2002
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                              $        1,856,229  $       3,077,397  $         946,951  $       476,360
  Unrealized holding gains (losses) on available
      for sales securities arising during period                 (295,629)          2,427,779        (3,049,049)          783,001
  Less:  reclassification adjustment for
  gain realized in net income                                      364,044            433,026            155,640          404,172
----------------------------------------------------------------------------------------------------------------------------------
  Net unrealized gains (losses)                                  (659,673)          1,994,753        (3,204,689)          378,829
----------------------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income (Loss)                              (659,673)          1,994,753        (3,204,689)          378,829
  Tax Expense (Benefit) at 34%                                   (224,289)            678,216        (1,089,594)          128,802
----------------------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income (Loss), net                         (435,384)          1,316,537        (2,115,095)          250,027
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                             $        1,420,845  $       4,393,934  $     (1,168,144)  $       726,387
==================================================================================================================================


See notes to unaudited consolidated financial statements

                                NSD Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.   Principles of Consolidation:

The consolidated financial statements of NSD Bancorp, Inc. (the "Corporation") include the accounts of the Corporation and its wholly owned subsidiary, NorthSide Bank, a community bank operating twelve branch offices located in Western Pennsylvania, and NorthSide Bank's wholly owned subsidiary, NSB Financial Services, LLC, a limited liability corporation which operates as a licensed title insurance agency providing title searches and other real estate settlement services. Material intercompany accounts and transactions have been eliminated.

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

                                                               For The Nine Months Ended          For The Three Months Ended
                                                                     September 30,                      September 30,
                                                             ------------------------------    ---------------------------------
                                                                2003              2002             2003                2002
--------------------------------------------------------------------------------------------------------------------------------
Weighted-average Common Shares Outstanding                     3,507,634         3,488,069         3,517,959          3,490,727
Average Treasury Stock Shares                                  (311,622)         (250,626)         (325,397)          (260,818)
--------------------------------------------------------------------------------------------------------------------------------
Weighted-average Common Shares and Common
Stock
    Equivalents Used to Calculate Basic Earnings Per Share     3,196,012         3,237,443         3,192,562          3,229,909
Additional Common Stock Equivalents (Stock Options)
    Used to Calculate Diluted Earnings Per Share                  64,686            54,245            60,522             67,256
--------------------------------------------------------------------------------------------------------------------------------
Weighted-average Common Shares and Common Stock
    Equivalents Used to Calculate Diluted Earnings Per Share   3,260,698         3,291,688         3,253,084          3,297,165
================================================================================================================================


Average outstanding options to purchase shares of common stock of 33,518, at prices from $25.96 to $26.45, as of the nine months ended September 30, 2003 and 24,014 shares, at prices from $19.95 to $26.33, as of the nine months ended September 30, 2002 were not included in the computation of diluted EPS for the nine months ended September 30, 2003 and September 30, 2002 because, to do so, would have been anti-dilutive.

Average outstanding options to purchase shares of common stock of 56,404, at prices from $25.96 to $26.43, for the three months ended September 30, 2003 and 20,153 shares, at prices from $25.96 to $26.33, for the three months ended September 30, 2002 were not included in the computation of diluted EPS for the three months ended September 30, 2003 and September 30, 2002 because, to do so, would have been anti-dilutive.

Basic and diluted earnings per share calculations include the retroactive effect of a 5% stock declared on April 22, 2003 and a 5% stock dividend declared April 23, 2002.

3.   Recent Accounting Pronouncements:

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies--regardless of the accounting method used--by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. For the nine months ended September 30, 2003 and 2002, the Corporation had no stock based compensation.

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement did not have a material effect on the Corporation's financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Corporation's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Corporation's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Corporation's financial position or results of operations. In October 2003, the FASB decided to defer the implementation date for Interpretation No. 46 to the fourth quarter from the third quarter. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

4.   Reclassifications:

For comparative purposes, reclassifications have been made to certain amounts previously reported in the unaudited Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of NSD Bancorp, Inc.'s (the "Corporation") financial condition and results of operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.

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

Results of Operations

Net income for the nine months ended September 30, 2003 was $1,856,229, a decrease of $1,221,168 from $3,077,397 for the nine months ended September 30, 2002. The decline in earnings was primarily due to an additional $2,460,000 loan loss provision, made during the second quarter of 2003, related to one large commercial loan relationship. Also contributing to the decrease in earnings was a decrease in net interest income of $1,092,495 and an increase in salaries and employee benefits of $565,138. Offsetting these decreases in net income, was an increase in other income of $578,670 and a $1,667,733 decrease in other operating expenses for the nine months ended September 30, 2003 compared to the same period in 2002. The Corporation's annualized return on average assets (ROA) for the first nine months of 2003 was 0.49% compared to 0.85% for the same period in 2002. This decrease reflects primarily the impact of the additional $2,460,000 loan loss provision, offset by compression of the net interest margin. Annualized return on average equity (ROE) was 6.38% for the first nine months of 2003 compared to 11.36% for the same period in 2002. This decrease also reflects the impact of the additional $2,460,000 loan loss provision and, to a lesser degree, a decline in net interest margin during the first six months of 2003.

Net income for the third quarter of 2003 was $946,951, an increase of $470,591, from $476,360 for the third quarter of 2002. The increase in earnings was primarily due to a charge-off of $1,793,205 in excess of specific loss reserves, during the third quarter of 2002, resulting from an external fraud. Offsetting the increase to net income were decreases in net interest income and other income of $459,674 and $109,555, respectively and increases of $370,960 and $38,140 in salaries and employee benefits and occupancy expense, respectively for the three months ended September 30, 2003 compared to the same period in 2002. ROA and ROE for the third quarter of 2003 was 0.73% and 9.67%, respectively, compared to 0.39% and 5.23% for the same period in 2002.

Net Interest Income

The primary component of the Corporation's earnings is net interest income, which is the difference between interest earned on loans, investments and other earning assets and the interest expense on deposits and other interest bearing liabilities which fund those assets. Tax-exempt securities and loans carry pretax yields lower than comparable taxable assets. Therefore, it is more meaningful to analyze net interest income on a tax-equivalent basis calculated using the statutory income tax rate of 34%.

Total tax-equivalent interest income decreased $2,061,471 during the nine months ended September 30, 2003 as compared to the same period in 2002 as the result of a decline in the yield on average earning assets to 5.95% for the nine months ended September 30, 2003 compared to 6.93% for the nine months ended September 30, 2002 offset by a $28,317,527 increase in average earning assets. Contributing to the decrease in tax-equivalent interest income was a decline in the yield on total loans to 6.61% for the first nine months of 2003 from 7.43% for the same period in 2002 along with a decrease in average loans outstanding of $11,017,039. The yield on federal funds sold decreased to 1.04% from 1.67% while average federal funds sold outstanding increased $5,968,132 during first nine months of 2003. The yield on investment securities available for sale decreased from 5.80% for the first nine months of 2002 to 4.97% for the first nine months of 2003 offset by an increase in average investment securities available for sale of $32,517,176.

Total interest expense decreased $1,050,132 during the nine months ended September 30, 2003 compared to the same period in 2002 as the result of a decrease in the cost of interest bearing liabilities to 3.23% at September 30, 2003 from 3.78% at September 30, 2002 offset by a $20,136,868 increase in average interest bearing liabilities. Contributing to the decrease in the cost of interest bearing liabilities was a decrease in the cost of interest bearing deposits to 2.43% for the first nine months of 2003 from 3.11% for the same period in 2002 offset by an increase in average interest bearing deposits of $21,336,318.

Total tax-equivalent interest income decreased $947,119 to $6,905,422 during the third quarter of 2003 as compared to the same period in 2002. This decrease is the result of a decline in the yield on total earning assets from 6.79% for the third quarter of 2002 to 5.64% for the third quarter of 2003 offset by growth in average earning assets of $26,935,497. Contributing to the decrease in tax-equivalent interest income was a decline in the yield on average loans to 6.37% during 2003's third quarter compared to 7.25% for the same period in 2002 along with a decrease in average loans of $27,512,362. Also contributing to this decrease was a decline in the yield on average investment securities outstanding during the quarter to 4.62% from 5.89% for the third quarter of 2002 offset by an increase in average investment securities outstanding of $51,610,862.

Interest expense decreased $520,123 during the third quarter of 2003 compared to the third quarter of 2002 due to a decline in the average total cost of funds from 3.71% for the third quarter of 2002 to 3.03% for the third quarter of 2003 offset by a $16,285,436 increase in average interest bearing liabilities. The cost of total average interest bearing deposits declined to 2.17% in the third quarter of 2003 from 3.02% for the same period in 2002 while the average interest bearing deposits increased $16,265,556. The increase in average interest bearing deposits consisted of $9,983,885, $4,199,457 and $2,082,244 increases in average money market and interest checking, average certificates of deposits and average savings, respectively.

The Corporation's year-to-date net interest margin decreased from 3.82% as of September 30, 2002 to 3.31% as of September 30, 2003, due to a decrease in the average cost of interest bearing liabilities offset by a decrease in the average yield on earning assets. The Corporation's 2003 third quarter net interest margin of 3.17% reflects a decline from 3.73% for the same period in 2002. This decline was the result of a decline in the average cost on interest bearing liabilities offset by a decline in the yield on earning assets for the period.

Provisions for Loan Losses

The Corporation recorded a $3,210,000 and $240,000 provision for loan losses for the nine and three month periods ended September 30, 2003, compared with a $720,000 and $240,000 provision for the same periods in 2002. On June 30, 2003, the Bank, in response to the financial deterioration of one large commercial customer, placed three related loans secured by two properties and business assets located in Washington County, Pennsylvania, in non-performing status. As a result, the Bank increased the reserve for loan losses by an additional $2,460,000 to provide for potential future losses associated with this loan relationship. The unpaid principal balance of these loans was approximately $5.3 million at September 30, 2003. The Bank has initiated legal proceedings to secure its lien priority on the properties and the business assets. Management believes that potential losses associated with these loans are adequately provided for based on information available as of the report date. However, future developments may require additional provisions. The Corporation's Board of Directors and Management are taking appropriate action to address the situation and to reduce the possibility of a similar occurrence in the future.

Provisions for loan losses are charged to income to maintain the reserve for loan losses at a level that management considers appropriate based on the factors discussed below in the "Reserve for Loan Losses" section.

Including the significant commercial loan relationship, noted above, the provision for loan losses for the nine months ended September 30, 2003, compared to the first nine months of 2002 provision was affected by the following factors:

     o An increase in non-accrual loans from $889,842 at December 31, 2002 to $7,031,421 at September 30, 2003, offset by a decrease in loans 90 days past due and still accruing interest from $1,171,436 at December 31, 2002 to $856,438 at September 30, 2003. The result of these changes was a $5,759,376 increase in total non-performing assets and loans 90 days past due and nonaccrual loans. Of this increase, $5,357,496 is attributable to the three loans corresponding to the one commercial loan relationship which was placed on non-accrual status at June 30, 2003. The ratio of reserve for loan losses to non-performing assets and past due loans decreased to 84.13%, at September 30, 2003, from 180.77% at December 31, 2002. For further discussion, please refer to the Non-performing Assets section of this report.

     o The Corporation's recent loan performance can be closely correlated to industry statistics, which indicate a trend toward rising loan delinquencies and bankruptcy filings throughout the industry as a whole.

     o Local and national economies impacting business growth and employment projections.

     o Excluding the $2,460,000 additional provision for loan losses, net loan loss experience continued to be quite favorable in relation to average loans outstanding, which further supported the use of existing individual loan portfolio loss factor assignments in calculating required pool reserve allocations.

     o The Corporation's consistent application of strict standards to the definitions of potential and well-defined weaknesses in the loan portfolio and the ongoing loan review process.

Other Income

Other income increased $578,670 to $3,115,922 for the nine months ended September 30, 2003 from $2,537,252 for the nine months ended September 30, 2002. Net gains on sales of investment securities available for sale during the first nine months of 2003 decreased $68,982 to $364,044 from $433,026 for the same period in 2002. Service fees increased to $1,327,668 for the first nine months of 2003, from $815,203 for the same period in 2002 principally due to an increase of $463,417 in NSF charges as a result of the implementation of NorthSide Bank's (the "Bank") courtesy overdraft program. The increase in service fees is also related to an increase in checking account fees of $52,180. Other operating income increased to $1,424,210 for the nine months ended September

30, 2003, from $1,289,023 for the same period in 2002. Contributing to this improvement was $107,972 and $38,639 in additional income generated from title insurance premiums and electronic funds transfer fees. Increases in mortgage related correspondent banking fees, mortgage application fees, and mortgage processing fees contributed $83,338, $27,222 and $26,410, respectively, in additional income compared to the first nine months of 2002. Offsetting these increases was a $149,205 decrease in Cashflow Maximizer service fees as the Corporation began eliminating this program during 2002.

Other income decreased $109,555 to $1,105,552 for the three months ended September 30, 2003 from $1,215,107 for the three months ended September 30, 2002. Sales of investment securities available for sale during the third quarter of 2003 resulted in net gains of $155,640 compared to net gains of $404,172 for the same period in 2002. Service fees increased to $478,623 for the third quarter of 2003, from $299,499 for the same period in 2002 as the result of a $163,098 increase in NSF charges as a result of the implementation of the Bank's courtesy overdraft program. Other operating income decreased to $471,289 for the three months ended September 30, 2003 compared to $511,436 for the three months ended September 30, 2002. Contributing to this decline was a $58,229 decrease in mortgage related correspondent banking fees and a decrease of $33,411 in Cashflow Maximizer service fees as the Corporation began eliminating this program during 2002. Offsetting these decreases was a decrease of $5,556 in net losses recognized on the sale of other assets and a $2,959 increase in investment services commissions.

Other Expenses

Total other expenses for the first nine months of 2003 decreased $969,221 to $9,245,390 from $10,214,611 for the same period in 2002. Salaries and employee benefits increased $565,138 reflecting normal salary and benefit increases, additional incentive compensation accruals, nonrecurring officer severance and increased life insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff the Bank's new Fox Chapel branch office, opened during the third quarter of 2002. Occupancy expense increased $72,299 compared to the same period in 2002 principally due to a $31,127 increase in rent primarily related to the new Fox Chapel branch opened in the third quarter of 2002. Also contributing to the increase in occupancy expense were $30,768 and $7,298 increases in building maintenance and utilities, respectively. Equipment and supplies expense increased $27,741 due primarily to a $25,612 increase in maintenance contracts due to new contracts on technology upgrades. Also corresponding to these upgrades was a $71,041 increase in depreciation expenses. Offsetting these increases in equipment and supplies was a decrease in office expense of $36,732 due to a timing difference in supplies ordering compared to the prior year. The $26,124 increase in data processing was due to an increase in charges incurred for third party data processing. The overall decrease in other operating expenses of $1,667,733 can be attributed in large part to a $2,162,062 decrease in Cashflow Maximizer expense as the result of a $1,793,205 charge-off in excess of specific loss reserves, resulting from an external fraud, and a $211,000 additional reserve for Cashflow Maximizer losses recognized during the second quarter of 2002. Offsetting the decrease in other operating expenses was a $147,857 increase in financial services principally due to costs related to the Bank's courtesy overdraft program. Legal expenses increased $103,180 and title insurance premium expense increased $84,876 for the period. Pennsylvania Shares tax increased $24,008 corresponding to overall bank growth.

Total other expenses for the third quarter of 2003 decreased $1,242,584 to $3,377,169 from $4,619,753 for the same period in 2002. Salaries and employee benefits increased $370,960 reflecting normal salary and benefit increases, additional incentive compensation accruals, nonrecurring officer severance and increased medical insurance costs to the Corporation. Also contributing to this increase were additional costs incurred to staff the Bank's new Fox Chapel branch office, opened during the third quarter of 2002. Occupancy expense increased $38,140 due to a $12,748 increase in building maintenance expense and a $15,345 increase in insurance. Equipment and supplies expense increased $1,401 as increases in depreciation and equipment maintenance contracts of $15,223 and $6,014, respectively were offset by a $19,061 reduction in stationary and supplies. The $37,077 increase in data processing was primarily due to an increase in charges incurred for third party data processing. The overall decrease in other operating expenses of $1,683,017 can be attributed in large part to a $1,830,174 decrease in Cashflow Maximizer expense as the result of a $1,793,205 charge-off in excess of specific loss reserves, resulting from an apparent external fraud recognized during the third quarter of 2002 and disclosed in our Form 10-Q for September 30, 2002 as filed on November 15, 2002. Offsetting this decrease were increases in legal expenses and financial services of $65,000 and $85,765, respectively.

Income Taxes

The Corporation recorded an income tax provision of $358,000 for the nine months ended September 30, 2003 compared to $1,171,436 for the nine months ended September 30, 2002. The decrease in tax provision was primarily the result of lower pre-tax earnings and also by the impact of an increase in the proportion of tax-exempt investment securities and other tax-exempt earning assets to taxable earning assets. The effective tax rates for the first nine months of 2003 and 2002 were 16.2% and 27.6%, respectively. The decrease in effective tax rate is due mainly to an increase in income earned on higher average outstanding tax-exempt earning assets during the first nine months of 2003 compared to the same period in 2002.

The Corporation recorded an income tax provision of $296,000 for the three months ended September 30, 2003 compared to $93,236 for the three months ended September 30, 2002. This increase in tax expense was the result of higher pre-tax earnings offset by the impact of an increase in the proportion of tax-exempt investment securities and other tax-exempt assets to taxable earning assets. The effective tax rates for third quarter of 2003 and 2002 were 23.8% and 16.4%, respectively. The increase in effective tax rate is due to an increase in higher pre-tax earnings offset by the income earned on higher average outstanding tax-exempt earning.

Financial Condition

The Corporation's total assets decreased $1,513,566 from $510,448,272 at December 31, 2002 to $508,934,706 at September 30, 2003. Securities available for sale increased $21,708,815 from $128,200,176 at December 31, 2002 to $149,908,991 at September 30, 2003. Net loans decreased from $329,279,653 at December 31, 2002 to $311,510,784 at September 30, 2003.

Investment Securities

Contributing to the investment securities available for sale increase during the first nine months of 2003 were increases in U.S. Government agencies, mortgage-backed securities, obligations of state and political subdivisions and marketable equity securities of $21,413,785, $1,244,066, $1,685,507 and
$395,368, respectively, while U.S. Treasuries, and corporate bonds decreased by $29,535 and $3,000,376, respectively due to normal purchasing activity net of any sales, calls, maturities and changes in unrealized gains classes. The fair value of marketable equity securities increased $395,368 during the first nine months of 2003, which was almost entirely due to the improvement in the valuation of bank stocks held within the portfolio. As a member of the Federal Home Loan Bank (FHLB), the Corporation is required to maintain a minimum investment in FHLB stock which is calculated based on the level of assets, residential real estate loans and outstanding FHLB advances.

A summary of investment securities available for sale is as follows:

                                                                              September 30, 2003
-----------------------------------------------------------------------------------------------------------------------------
                                                                             Gross Unrealized
                                                    Amortized                    Holding
                                                                   -------------------------------------
                                                       Cost              Gains             Losses           Market Value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                         $       1,613,622  $         81,843             ------   $        1,695,465
U.S. Government Agencies                                38,721,839           159,108   $        243,362           38,637,585
Mortgage-backed Securities                              56,316,251           401,575            539,537           56,178,289
Obligations of State and Political Subdivisions         22,970,532           425,229             41,270           23,354,491
Other Bonds                                             21,657,621         1,172,836            518,104           22,312,353
Marketable Equity Securities                             5,565,938         2,167,053              2,183            7,730,808
-----------------------------------------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale   $     146,845,803  $      4,407,644   $      1,344,456   $      149,908,991
=============================================================================================================================



                                                                             December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                              Gross Unrealized
                                                    Amortized                    Holding
                                                                   -------------------------------------
                                                       Cost              Gains             Losses           Market Value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                         $       1,633,478  $         91,522             ------   $        1,725,000
U.S. Government Agencies                                16,963,956           259,844             ------           17,223,800
Mortgage-backed Securities                              54,077,641           923,950   $         67,368           54,934,223
Obligations of State and Political Subdivisions         21,274,317           417,421             22,754           21,668,984
Other Bonds                                             25,025,818           932,552            645,641           25,312,729
Marketable Equity Securities                             5,502,038         1,839,362              5,960            7,335,440
-----------------------------------------------------------------------------------------------------------------------------
Total Investment Securities Available for Sale   $     124,477,248  $      4,464,651   $        741,723   $      128,200,176
=============================================================================================================================


Loans

Loans, net of deferred fees, decreased to $319,341,746 at September 30, 2003 from $334,809,161 at December 31, 2002. Nonresidential mortgages declined $2,126,328 principally due to three large loans transferred to non-performing status. A $3,426,462 decline in commercial, financial and agricultural loans was due to lower origination activity and a very aggressive loan pricing market which resulted in the refinancing of certain larger relationships with other institutions. Lease financing declined by $1,814,810 as a result of lower new business activity combined with the repayment of leases resulting from a shift in market demand toward more traditional commercial financing. A slight increase of $772,182 in consumer loans outstanding resulted from limited growth due to lower production levels in the Bank's indirect automobile business. The Corporation began establishing correspondent relationships, during the second quarter of 2002 with other mortgage businesses to sell residential mortgages at the time of funding. Consequently, residential mortgages declined by $15,498,724 corresponding to the payoffs of several large borrowing customers and a change in business practice away from inventorying mortgage production. Lines of credit and non-accrual loans increased by $414,069 and $6,141,579, respectively. Refer to the "Non-Performing Assets" section for further discussion of this increase in non-accrual.

                                                                September 30,               December 31,            Increase
                                                                     2003                       2002               (Decrease)
----------------------------------------------------------------------------------------------------------------------------------
Consumer Loans to Individuals                                $     148,606,223       $        147,834,041   $             772,182
Mortgage:
   Nonresidential                                                   87,165,547                 89,291,875             (2,126,328)
   Residential                                                      26,169,080                 41,667,804            (15,498,724)
Commercial, Financial and Agricultural                              33,560,506                 36,986,968             (3,426,462)
Lines of Credit                                                      8,094,280                  7,680,211                 414,069
Lease Financing                                                      9,035,680                 10,850,490             (1,814,810)
Non-Accrual Loans                                                    7,031,421                    889,842               6,141,579
----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                                        319,662,737                335,201,231            (15,538,494)
Deferred Fees                                                        (320,991)                  (392,070)                  71,079
----------------------------------------------------------------------------------------------------------------------------------
Loans, Net of Deferred Fees                                  $     319,341,746       $        334,809,161   $        (15,467,415)
==================================================================================================================================


The Corporation collectively reviews leases and consumer loans under $50,000 and residential real estate and commercial loans under $250,000 for impairment. A loan is considered impaired when based upon current information and events; it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contracted terms of the loan agreement. At September 30, 2003, the Corporation had $6,267,411 in loans which were considered impaired with a corresponding loan loss reserve of $2,694,759 in accordance with FAS No. 114. These loans are associated with one large commercial customer relationship which is discussed within the "Non-Performing Assets" section of this report. There were no loans considered impaired that have been partially written down through charge-offs. The average recorded investment in impaired loans was $2,700,000 during the first nine months of 2003. There was no average recorded investment in impaired loans for the nine months ended September 30, 2002. The Corporation did not recognize any interest on impaired loans during the first nine months of 2003 or during the first nine months of 2002.

Non-Performing Assets

Non-performing assets and loans 90 days past due and still accruing increased to $8,089,570 at September 30, 2003 from $2,330,194 at December 31, 2002 due to an increase of $6,074,374 in total non-performing assets, offset by a $314,998 reduction in loans 90 days past due and still accruing interest.

On June 30, 2003, the Bank, in response to the financial deterioration of one large commercial customer, placed three related loans secured by two properties and business assets located in Washington County, Pennsylvania, on non-accrual status and classified them as non-performing loans. The total of these three loans is $5,357,496 as of September 30, 2003. As a result, the Bank increased the reserve for loan losses by an additional $2,460,000 to provide for potential future losses associated with this loan relationship. The Bank has initiated legal proceedings to secure its lien priority on the properties and the business assets. Management believes that potential losses associated with these loans are adequately provided for based on information available as of this report date. However, future developments may require additional provisions. The Corporation's Board of Directors and management are taking appropriate action to address the situation and to reduce the possibility of a similar occurrence in the future.

The current quality of the loan portfolio can be demonstrated by the following table, which details total non-performing loans and past due loans:

                                                                                            September 30,       December 31,
                                                                                                 2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Non-accrual Loans                                                                            $     7,031,421    $       889,842
Other Real Estate Owned                                                                              133,844             82,818
Other Assets Held for Sale                                                                            67,867            186,098
--------------------------------------------------------------------------------------------------------------------------------
   Total Non-Performing Assets                                                                     7,233,132          1,158,758
Loans 90 Days Past Due and Still Accruing Interest                                                   856,438          1,171,436
--------------------------------------------------------------------------------------------------------------------------------
   Total Non-Performing Assets and Past Due Loans                                            $     8,089,570    $     2,330,194
================================================================================================================================


Reserve for Loan Losses

The Corporation's loan loss reserve at September 30, 2003 was $6,805,675 or 2.14% of total loans compared to $4,212,225 or 1.26% of total loans at December 31, 2002. Management believes that the loan loss allowance is appropriate based upon estimated losses.

The Corporation's net charge-off by loan type in the reserve for loan losses were as follows:

                                                                                        For the Nine Months Ended
                                                                                              September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                                       2003                   2002
-------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at Beginning of Year                                     $      4,212,225       $      4,139,476
Charge-offs:
   Commercial, Financial, and Agricultural Loans                                           32,523                384,011
   Real Estate Mortgage Loans                                                              26,597                -------
   Installment Loans                                                                      300,101                240,267
   Lease Financing                                                                        224,535                134,816
-------------------------------------------------------------------------------------------------------------------------
Total Charge-offs                                                                         583,756                759,094
Recoveries:
   Commercial, Financial, and Agricultural Loans                                          -------                  9,500
   Real Estate Mortgage Loans                                                                 800                  1,000
   Installment Loans                                                                       25,628                 28,759
   Lease Financing                                                                        -------                  3,000
-------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                                                           26,428                 42,259
-------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                                                           557,328                716,835
Transfer to Reserve for Unfunded Loan Commitments                                          59,222                -------
Provisions for Loan Losses                                                              3,210,000                720,000
-------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses at End of Period                                         $      6,805,675       $      4,142,641
=========================================================================================================================


The Corporation's policies provide for the maintaining of a loan loss reserves adequate to absorb estimated potential unidentified and/or identified loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against operating results, and is decreased by the amount of net charge-offs. Management considers historical data concerning actual losses and loans classified by specific loan credit evaluation in determining the adequacy of the reserve for loan losses. Also considered in this process are loan delinquency trends, economic conditions and uncertainties in estimating losses, all of which may be susceptible to significant change. This evaluation is inherently subjective as it requires material estimates concerning future losses for each type of loan in the portfolio.

The Corporation follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Corporation maintains a classified account list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the asset. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require charge-off if immediately liquidated. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent or on non-accrual status. As of September 30, 2003, substandard loans totaled $1,231,156 and doubtful loans totaled $6,884,051. All substandard and doubtful loans were designated as delinquent or non-accrual as of September 30, 2003.

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

The Corporation establishes specific reserves for potential problem loans as determined by its loan review program described above. The specific reserves on these loans are determined in accordance with FAS No. 114, Accounting by Creditors for Impairment of a Loan, and FAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures taking into account the credit's current operating status, pledged collateral and plans of action for resolving any deficiencies. The specific reserves are usually only considered for the Corporation's commercial loan portfolio.

The Corporation maintains pool reserves for all loans not considered by the specific reserve method. Pool reserves are calculated for each pool of homogeneous loans based on a loan's risk rating, delinquency status and the historical charge-off experience pertaining to each loan type. The loss factors used in calculating pool reserves for substandard, doubtful and loss credits are based upon management's judgment of inherent risks associated within these loan classifications. Pool reserves, relative to loan delinquency status, are based on the type of loan and delinquency aging and are determined by management's judgment of the inherent risk of loss from these delinquency categories. The Corporation also establishes pool reserves for all loan types by applying a factor, based on corresponding historical charge-off percentages, to homogeneous pools of loans.

These pool reserves are based on the Corporation's historical charge-off experience. If current charge-off levels deviate from the Corporation's historical experience, the deviation will be reflected in the Corporation's ongoing pool reserves and the allowance for loan losses is adjusted accordingly. The Corporation maintains loan loss reserves taking into consideration the following factors:

     o    Trends in volume and terms of loans,
     o    Seasoning of the loan portfolio,
     o    Delinquency and non-accrual trends,
     o    Recent loss experience in particular segments of the portfolio,
     o Credit quality trends (including current and expected trends in non-performing loans under existing conditions),
     o    Specific industry conditions within portfolio segments,
     o General local and national economic and business conditions affecting key loan portfolios,
     o    Duration of the current business cycle,
     o    Changes in lending and collection practices,
     o    Management's experience, and
     o Other external factors that could affect the ability of the Corporation's customers to repay their obligations.

Management reviews these conditions to determine if any of these conditions is evidenced by a specifically identified problem credit or portfolio segment. Management's estimate of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.

The Corporation made no changes during the nine months ended September 30, 2003 in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the reserves for loan losses

Loan loss reserves increased $2,593,449 from $4,212,225 at December 30, 2002, to $6,805,674 at September 30, 2003. On June 30, 2003, the Bank, in response to the financial deterioration of one large commercial customer, placed three related loans secured by two properties and business assets located in Washington County, Pennsylvania, in non-performing status as doubtful loans. As a result, the Bank increased the reserve for loan losses by an additional $2,460,000 to provide for potential future losses associated with this loan relationship. The unpaid principal balance of these loans was $5,357,496 at September 30, 2003. The Bank has initiated legal proceedings to secure its lien priority on the properties and the business assets. Management believes that potential losses associated with these loans are adequately provided for based on information available as of the report date. However, future developments may require additional provisions. The Corporation's Board of Directors and management are taking appropriate action to address the situation and to reduce the possibility of a similar occurrence in the future.

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

Liabilities

Total liabilities were $471,061,424 at September 30, 2003, a decrease of $564,592 from December 31, 2002. The decrease was the result of decreases in accrued interest payable and other liabilities of $451,843 and $760,559, respectively. These decreases were offset by an increase in total deposits of $647,810.

Deposits

Total deposits increased $647,810 from $369,199,144 at December 31, 2002 to $369,846,954 at September 30, 2003. Contributing to the overall increase were increases in non-interest bearing demand deposits, interest bearing demand deposits, savings deposits and money market accounts of $2,636,675, $1,043,266, $1,520,030 and $6,326,118, respectively, offset by decreases in time deposits over $100,000 and other time deposits, and of $1,201,390 and $9,676,890, respectively.

The composition of deposits is shown in the following table:

                                                                September 30,          December 31,             Increase
                                                                    2003                   2002                (Decrease)
----------------------------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand                                   $      74,019,504      $      71,382,829      $      2,636,675
Interest Bearing Demand                                              32,054,111             31,010,845             1,043,266
Savings                                                              70,705,067             69,185,037             1,520,030
Money Market Account                                                 58,510,492             52,184,374             6,326,118
Time Deposits equal to or more than $100,000                         29,538,418             30,739,808           (1,201,390)
Time Deposits less than $100,000                                    105,019,362            114,696,251           (9,676,889)
----------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                $     369,846,954      $     369,199,144      $        647,810
============================================================================================================================


Total Borrowed Funds

At September 30, 2003, the Corporation had total borrowed funds of $94,000,000, $5,000,000 of which will mature within the next 12 months. The Corporation borrowed these funds to provide liquidity for specific asset-liability management strategies. All such advances are collateralized by qualifying securities and loans and are subject to restrictions or penalties related to prepayments.

Shareholders' Equity

Consolidated shareholders' equity decreased $948,974 from $38,822,256 at December 31, 2002 to $37,873,282 at September 30, 2003. This decrease was the result of purchases of treasury stock and the payment of cash dividends to shareholders along with a decrease in accumulated other comprehensive income, which is comprised entirely of unrealized holding gains/losses on investment securities classified as available for sale. These decreases were offset by a increase in capital surplus primarily due to the exercise of stock options along with payment of a stock dividend to shareholders and an increase.

The Corporation continues to maintain a strong capital position. Risk-based capital ratios exceed current regulatory requirements. The Corporation's Tier I risk-based capital ratio at September 30, 2003 was 9.61% compared to 9.47% at December 31, 2002. The Corporation's total risk-based capital ratio at September 30, 2002 was 11.13% compared to 10.78% at December 31, 2002. Regulatory minimum requirements for Tier I and total risk-based capital ratios are 4.00% and 8.00%, respectively.

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

Operating activities provided net cash of $4,109,902 during the first nine months of 2003, compared to net cash provided of $5,852,057 during the first nine months of 2002. The primary source of operating cash flows for 2003 was net income adjusted for the effect of non-cash expenses such as the provision for loan losses, depreciation of premises and equipment and amortization of intangible assets.

Investing activities used net cash of $7,942,419 during the first nine months of 2003, compared to net cash used of $20,267,314 during the first nine months of 2002. Proceeds from sales, repayments and maturities of investment securities available for sale, combined with increases in outstanding retail deposit balances, were primarily used to fund growth in the loan portfolios, reinvested in investment securities available for sale, and also the purchase of additional bank-owned life insurance.

Financing activities used cash of $1,722,010 during the first nine months of 2003, compared to net cash provided of $13,141,671 for the first nine months of 2002. A net increase in total deposits provided cash while cash was used by the payment of cash dividends to shareholders and purchases of treasury stock.

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

There have been no shifts in asset/liability composition or repricing characteristics of individual portfolios which would materially affect the results of the analysis performed as of September 30, 2003. Therefore, such analysis is regarded as a fair presentation of the Corporation's market risk as of September 30, 2003.

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

Part II - Other Information

Item 1              Legal Proceedings

                    From time to time we are involved in various litigation matters arising out of the conduct of our business. Previously pending matters that are material to us were reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003. There were no material developments in the litigation matters previously disclosed.

Items 2-5           Not applicable pursuant to the instructions to Part II

Item 6              Exhibits and Reports on Forms 8-K.

               (a)  Exhibits

                    10.1 Agreement and Mutual Release dated August 29, 2003,
                         between NSD Bancorp, Inc. and Lloyd G. Gibson.

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

                    31.1 Section 302 of the Sarbanes-Oxley Act of 2002
                         Disclosure Certification of Principal Executive Officer

                    31.2 Section 302 of the Sarbanes-Oxley Act of 2002
                         Disclosure Certification of Principal Financial Officer

                    32.1 Section 906 of the Sarbanes-Oxley Act of 2002
                         Disclosure Certification of Principal Executive Officer

                    32.2 Section 906 of the Sarbanes-Oxley Act of 2002
                         Disclosure Certification of Principal Financial Officer

               (b)  Reports on Form 8-K

                    Reports on Form 8-K filed during the third quarter of 2003:

                    July 29, 2003 - NSD Bancorp, Inc. issued a news announcing its second quarter results.

                    August 26, 2003 - NSD Bancorp, Inc. issued a news release announcing third quarter cash dividend.

                    September 2, 2003 - NSD Bancorp, Inc. issued a news release announcing resignations.

                    September 29, 2003 - NSD Bancorp, Inc. issued a news release announcing the appointment of Andrew W. Hasley as President and COO of the Company and President and COO of NorthSide Bank.

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


                                                           NSD BANCORP, INC.
                                                           -----------------
                                                             (Registrant)


Dated:  November 14, 2003  /S/ Andrew W. Hasley
                           -----------------------------------------------------
                           Andrew W. Hasley, President and Chief Operating
                           Officer



Dated:  November 14, 2003  /S/ William C. Marsh
                           -----------------------------------------------------
                           William C. Marsh, Senior Vice President and Chief Financial Officer