Form 10-K
NSD BANCORP INC
filed 2004-03-30
CIK 898624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 2003.

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to
     ------------------------     -----------------------

                          Commission File No. 0-22124

                                NSD Bancorp, Inc.
             (Exact name of Registrant as specified in its charter)

Commonwealth of Pennsylvania                             25-1616814
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

               5004 McKnight Road, Pittsburgh, Pennsylvania 15237
            (Address of principal executive offices)     (Zip Code)

                                 (412) 231-6900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class           Name of each exchange on which registered

         ------------------------        -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                                       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                YES       NO  X
                                   -----    -----

The aggregate market value of Common Stock, $1.00 par value, held by non-affiliates as of June 30, 2003, was $66,726,000.

The number of shares outstanding of the Registrant's Common Stock as of March 16, 2004 was 3,199,636.

Documents Incorporated By Reference:
Portions of the Registrant's Annual Report to shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on April 27, 2004, are incorporated by reference into Part III.

                        Number of Pages in this Filing 20
                                                      ----

                                NSD BANCORP, INC.
                                    Form 10-K
                   For the Fiscal Year Ended December 31, 2003

                                      INDEX

                                                                                                            Page
Part I                                                                                                      ----

         Item 1.           Description of Business                                                             2
         Item 2.           Properties                                                                         10
         Item 3.           Legal Proceedings                                                                  11
         Item 4.           Submission of Matters to a Vote of Security Holders                                11
Part II
         Item 5.           Market for Registrant's Common Equity and Related Stockholders Matters
                           and Issuer Purchases of Equity Securities                                          12

         Item 6.           Selected Financial Data                                                            12
         Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                      12

         Item 7a.          Quantitative and Qualitative Disclosure About Market Risk                          12

         Item 8.           Financial Statements and Supplementary Data                                        12

         Item 9.           Changes in and Disagreements With Accountants on Accounting and
                           Financial Disclosure                                                               12

         Item 9a.          Controls and Procedures                                                            13

Part III

         Item 10.          Directors and Executive Officers of the Registrant                                 14

         Item 11.          Executive Compensation                                                             14

         Item 12.          Security Ownership of Certain Beneficial Owners and Management
                           and Related Stockholder Matters                                                    14

         Item 13.          Certain Relationships and Related Transactions                                     14

         Item 14.          Principal Accountant Fees and Services                                             14

Part IV

         Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                    15

         Signatures                                                                                           16


Part I

Item 1.  Description of Business
-------  -----------------------

General

NSD Bancorp, Inc. (the "Corporation") is a registered bank holding company organized under the Pennsylvania Business Corporation Law and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation became a holding company upon acquiring all of the outstanding shares of NorthSide Bank through an exchange of stock on August 2, 1993. At December 31, 2003, the Corporation had total assets, deposits and shareholders' equity of $506.6 million, $366.0 million and $38.9 million, respectively. Full-time equivalent employees of the Corporation were 151 at December 31, 2003.

The Corporation derives substantially all of its income from banking and bank-related services provided by its wholly-owned subsidiary, NorthSide Bank (the "Bank"), a state chartered bank with twelve branch locations at December 31, 2003, and the Bank's wholly-owned subsidiary, NSB Financial Services, LLC. NSB Financial Services is a limited liability corporation which operates as a licensed title insurance agency providing title searches and other real estate settlement services to the general public. The Corporation is subject to periodic examination and regulation by the Federal Reserve Bank. As a state chartered bank, the Bank is subject to periodic examination and regulation by the Pennsylvania Department of Banking and the FDIC. The Bank is a full-service bank offering retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, wire transfers, money orders and traveler's checks. Services to commercial customers are also offered, including real estate mortgage loans, lines of credit, inventory and accounts receivable financing and equipment leasing. The Bank operates thirteen automatic teller machines to provide 24 hour banking services to its customers. The Bank's deposits are derived from more than 50,000 individual and commercial accounts. There is no single depositor or group of related depositors, the loss of whom would have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries to any material extent.

The Bank's primary market area includes the northern portion of Allegheny County and southern Butler County where it competes with many other banks. The Bank also competes with regional bank and trust companies, credit unions, savings and loan associations, consumer finance companies, insurance companies and direct lending agencies of the government throughout its service area. Banks compete for all types of deposit and loan accounts, with banks and trust companies having the additional power to compete for trust accounts. Savings and loan associations offer savings and time deposit services as well as installment and mortgage loans.

Credit unions also compete with the Bank for savings and time deposit accounts and for installment loan accounts. Consumer finance companies provide personal installment loan services in direct competition with the Bank.

The Bank's business is not seasonal in nature, nor does it depend on any single customer or a few customers, the loss of any one or more of which would be a materially adverse effect on its business. A further description of the Corporation's business and discussion of operations is set forth on page 5 in the Corporation's 2003 Annual Report to shareholders included in this Form 10-K as Exhibit 13 which description is incorporated herein by reference.

The Corporation's website address is www.nsdbancorp.com. The Corporation makes available free of charge its annual report to shareholders on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission.

Lending Activities

General. The principal lending activities of the Bank are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Generally, loans are originated in the Bank's primary market area.

One-to-Four Family Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four family residences located in the Bank's primary market area. Typically such residences are single-family owner occupied units. The Bank is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC). As a result, the Bank may sell loans to and service loans for the FHLMC in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Bank originates home equity loans secured by single-family residences. These loans may be either a single advance fixed-rate loan with a term of up to 15 years, or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 41.4% of the total loan portfolio at December 31, 2003. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations, and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital, and other personal expenditures. In addition, the Bank funds education loans, under various government guaranteed student loan programs, that are serviced for the Bank by a third party. The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower. Banks are generally subject to limits, set by regulation, on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2003, the Bank's loans-to-one borrower limit based upon 15% of unimpaired capital was $5.8 million. At December 31, 2003, the Bank's largest aggregation of loans to one borrower was approximately $5.8 million of loans secured by real estate. At December 31, 2003, all of these loans were performing in accordance with their terms.

The following table sets forth the composition and percentage of the Corporation's loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

Dollar
 amounts in
 thousands)         2003             2002             2001             2000             1999
               ---------------- ---------------- ---------------- ---------------- ----------------
                Dollar           Dollar           Dollar           Dollar           Dollar
                Amount        %  Amount        %  Amount        %  Amount        %  Amount        %
---------------------------------------------------------------------------------------------------

Residential
 mortgage
 loans          $24,436    7.8%  $41,668   12.4%  $58,586   18.1%  $61,008   19.9%  $47,824   17.7%
Nonresidential
 mortgage
 loans           89,624   28.6%   89,292   26.6%   73,703   22.8%   71,523   23.4%   47,730   17.7%
Commercial,
 financial and
 agricultural
 loans           31,730   10.1%   36,987   11.0%   31,573    9.8%   26,400    8.6%   45,668   16.9%
Consumer loans
 to
 individuals    142,686   45.4%  147,834   44.2%  135,107   41.7%  123,077   40.2%  108,847   40.4%
Lines of
 credit           8,362    2.7%    7,680    2.3%    6,029    1.9%    4,845    1.6%    4,923    1.8%
Lease
 financing        8,548    2.7%   10,850    3.2%   13,420    4.1%   17,198    5.6%   13,400    5.0%
Loans held for
 sale                 -    0.0%        -    0.0%    4,620    1.4%    1,326    0.4%      631    0.2%
Nonperforming
 loans            8,415    2.7%      890    0.3%      635    0.2%      521    0.2%      778    0.3%
               --------- ------ --------- ------ --------- ------ --------- ------ --------- ------
                313,801  100.0%  335,201  100.0%  323,673  100.0%  305,898  100.0%  269,801  100.0%
                         ======           ======           ======           ======           ======
Deferred fees
 and unearned
 income          (1,293)          (1,709)          (2,215)          (3,073)          (2,310)
               ---------        ---------        ---------        ---------        ---------

Total loans
 receivable     312,508          333,492          321,458          302,825          267,491
Less:
 Allowance for
  loan losses     6,882            4,212            4,139            3,365            3,088
               ---------        ---------        ---------        ---------        ---------

Net loans
 receivable    $305,626         $329,280         $317,319         $299,460         $264,403
               =========        =========        =========        =========        =========

The following table sets forth the scheduled contractual principal repayments or interest repricing of loans, excluding nonperforming loans, in the Corporation's portfolio as of December 31, 2003. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.


------------------------------------------------------------------------------------------------------------------------
                                                        Due in one   Due from one to Due from five Due after
 (In thousands)                                         year or less    five years    to ten years  ten years    Total
------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                           $163            $434        $1,730     $22,109   $24,436
Nonresidential mortgage                                       7,602          14,810        14,879      52,333    89,624
Commercial, financial and agricultural                       14,263          14,364         2,318         785    31,730
Consumer loans to individuals (net of unearned income)        2,670         100,702        19,957      19,028   142,357
Lines of credit                                               8,362               -             -           -     8,362
Lease financing (net of unearned income)                        436           6,777           371           -     7,584
                                                       ------------- --------------- ------------- ----------- ---------

                                                            $33,496        $137,087       $39,255     $94,255  $304,093
                                                       ============= =============== ============= =========== =========
------------------------------------------------------------------------------------------------------------------------


The following table sets forth the dollar amount of the Corporation's fixed- and adjustable-rate loans as of December 31, 2003:

----------------------------------------------------------------------
 (In thousands)                                    Fixed    Adjustable
                                                   rates      rates
----------------------------------------------------------------------

Residential mortgage loans                        $24,083        $353
Nonresidential mortgage loans                      68,188      21,436
Commercial, financial and agricultural loans        8,401      23,329
Consumer loans to individuals                     142,357           -
Lines of credit                                         -       8,362
Lease financing                                     7,584           -
                                                 --------- -----------

                                                 $250,613     $53,480
                                                 ========= ===========
----------------------------------------------------------------------

Contractual maturities of loans do not reflect the actual term of the Corporation's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give the Corporation the right to declare a loan immediately payable in the event, among other things, that the borrower sells the real property subject to the mortgage. Scheduled principal amortization also reduces the average life of the loan portfolio. The average life of mortgage loans tends to increase when current market mortgage rates substantially exceed rates on existing mortgages and conversely, decrease when rates on existing mortgages substantially exceed current market interest rates.

Delinquencies and Classified Assets

Delinquent Loans, Repossessed Assets and Real Estate Acquired Through Foreclosure (REO). Typically, a loan is considered past due and a late charge is assessed when the borrower has not made a payment within fifteen days from the payment due date. When a borrower fails to make a required payment on a loan, the Corporation attempts to cure the deficiency by contacting the borrower. The initial contact with the borrower is made shortly after the seventeenth day following the due date for which a payment was not received. In most cases, delinquencies are cured promptly.

If the delinquency exceeds 60 days, the Corporation works with the borrower to set up a satisfactory repayment schedule. Typically loans are considered nonaccruing upon reaching 90 days delinquency, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Corporation institutes foreclosure action on secured loans only if all other remedies have been exhausted. If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee's sale at which the Corporation may be the buyer.

Repossessed assets primarily include automobile and equipment collateral acquired as a result of loan default. After repossession, the repossessed asset is carried at the lower of carrying amount or fair value less cost to sell. The Corporation generally attempts to sell its repossessed assets within thirty days.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The Corporation generally attempts to sell its REO properties as soon as practical upon receipt of clear title. The original lender typically handles disposition of those REO properties resulting from loans purchased in the secondary market.

As of December 31, 2003, the Corporation's nonperforming assets, which include non-accrual loans, repossessed assets and REO, amounted to $8.6 million or 1.7% of the Corporation's total assets.

Classified Assets. Regulations applicable to insured institutions require the classification of problem assets as "substandard," "doubtful," or "loss" depending upon the existence of certain characteristics as discussed below. A category designated "special mention" must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems. An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

The Corporation's classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities. When the Corporation classifies a problem asset as a loss, the asset is charged off immediately.

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation's policy and applicable regulations. As of December 31, 2003, the Corporation's classified and criticized assets amounted to $13.7 million with $6.3 million classified as substandard, $5.9 million classified as doubtful, $109,000 classified as loss and $1.4 million identified as special mention.

The following table sets forth information regarding the Corporation's nonperforming assets as of December 31:

----------------------------------------------------------------------
(Dollar amounts in thousands)    2003    2002    2001    2000    1999
----------------------------------------------------------------------

Nonperforming loans            $8,415    $890    $635    $521    $778
Other real estate owned            89      83      76     208     132
Repossesed assets                 116     186     212     133     130
                               ------- ------- ------- ------- -------

 Total nonperforming assets     8,620   1,159     923     862   1,040

Loans 90 days past due and
 still accruing                 1,200   1,171   1,151     420     600
                               ------- ------- ------- ------- -------
                                    -
 Total nonperforming assets
  and past due loans           $9,820  $2,330  $2,074  $1,282  $1,640
                               ======= ======= ======= ======= =======
----------------------------------------------------------------------

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. The Corporation analyzes its loan portfolio and REO properties each month for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation's allowance for losses as of December 31, 2003 of $6.9 million is adequate to cover probable losses inherent in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:


----------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                               2003      2002      2001       2000      1999
----------------------------------------------------------------------------------------------------------
Balance at beginning of period                            $4,212    $4,140    $3,365     $3,088    $2,757

 Provision for loan losses                                 3,465       960     1,200        825       840

 Charge-offs:
  Commercial, financial and agricultural loans               (32)     (445)      (40)      (105)      (78)
  Real estate mortgage loans                                 (26)        -         -        (24)      (40)
  Installment Loans                                         (511)     (320)     (410)      (359)     (386)
  Lease Financing                                           (269)     (137)      (50)      (103)      (50)
                                                       ---------- --------- --------- ---------- ---------
                                                            (838)     (902)     (500)      (591)     (554)

Recoveries:
  Commercial, financial and agricultural loans                 -        44        13          -         -
  Real estate mortgage loans                                   1         1         1          -         1
  Installment Loans                                           42        45        59         42        42
  Lease Financing                                              -         3         2          1         2
                                                       ---------- --------- --------- ---------- ---------
                                                              43        93        75         43        45

 Transfer to reserve for unfunded loan commitments             -       (79)        -          -         -
                                                       ---------- --------- --------- ---------- ---------

Balance at end of period                                  $6,882    $4,212    $4,140     $3,365    $3,088
                                                       ========== ========= ========= ========== =========

Ratio of net charge-offs to average loans outstanding       0.25%     0.25%     0.14%      0.19%     0.30%
                                                       ========== ========= ========= ========== =========

Ratio of allowance to total loans at end of period          2.20%     1.26%     1.29%      1.11%     1.15%
                                                       ========== ========= ========= ========== =========



The following table sets forth an analysis of the allowance for losses on loans receivable by loan category for the years ended December 31:



-----------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                    2003           2002           2001           2000           1999
                                             -------------- -------------- -------------- -------------- --------------
                                             Dollar         Dollar         Dollar         Dollar         Dollar
                                             Amount    %    Amount    %    Amount    %    Amount    %    Amount    %
                                             ------- ------ ------- ------ ------- ------ ------- ------ ------- ------
Balance at end of period applicable to:
Consumer loans                               $1,253   18.2% $1,307   31.0% $1,204   29.1% $1,099   32.7%   $965   31.3%
Commercial loans                              5,629   81.8%  2,905   69.0%  2,935   70.9%  2,266   67.3%  2,123   68.8%
                                             ------- ------ ------- ------ ------- ------ ------- ------ ------- ------
Balance at end of period                     $6,882  100.0% $4,212  100.0% $4,139  100.0% $3,365  100.0% $3,088  100.0%
                                             ======= ====== ======= ====== ======= ====== ======= ====== ======= ======

-----------------------------------------------------------------------------------------------------------------------


The following table sets forth an analysis of the changes in the allowance for loan losses for the years ended December 31:



--------------------------------------------------------------------------------
(In thousands)                                       2003       2002       2001
--------------------------------------------------------------------------------

Balance at the beginning of the year               $4,212     $4,140     $3,365

Provision for loan losses                           3,465        960      1,200
Loans charged-off                                    (838)      (902)      (500)
Recoveries                                             43         93         75
Transfer to reserve for unfunded loan commitments       -        (79)         -
                                                 ---------  ---------  ---------

Balance at the end of the year                     $6,882     $4,212     $4,140
                                                 =========  =========  =========

--------------------------------------------------------------------------------

Investment Portfolio

General. The Corporation maintains an investment portfolio of securities such as mortgage-backed securities, U.S. Government agencies, municipal and corporate securities, U.S. Treasury securities and equity securities.

Investment decisions are made within policy guidelines established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yields and contractual maturities of the Corporation's securities as of December 31, 2003:




----------------------------------------------------------------------------------------------------------------------
 (In thousands)                           Due in 1      Due from 1   Due from 5     Due after  No scheduled
                                         year or less   to 5 years  to 10 years     10 years    maturity      Total
----------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                         $-        $10,076      $31,868        $6,902         $-      $48,846
Mortgage-backed securities                        -              -           89        51,264          -       51,353
Municipal securities                              -             29       11,726        11,203          -       22,958
Corporate securities                            250          2,077       12,386         6,921          -       21,634
U.S. Treasury Securities                          -          1,607            -             -          -        1,607
Equity securities                                 -              -            -             -        516          516
                                        ------------   ------------ ------------  ------------  ---------  -----------

                                               $250        $13,789      $56,069       $76,290       $516     $146,914
                                        ============   ============ ============  ============  =========  ===========

Estimated fair value                           $257        $14,046      $57,314       $76,685     $2,839     $151,141
                                        ============   ============ ============  ============  =========  ===========

Weighted average yield (1)                     7.50%          3.70%        4.83%         4.73%      1.46%        4.66%
                                        ============   ============ ============  ============  =========  ===========


(1) Weighted average yield is on a taxable equivalent basis and is calculated based upon amortized cost.



For additional information regarding the Corporation's investment portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" in the Annual Report to shareholders incorporated herein by reference.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.


--------------------------------------------------------------------------------------------------------------------
 (In thousands)                            Note       Due in 1     Due from 1    Due from 3   Due after
                                        Reference   year or less   to 3 years    to 5 years    5 years      Total
--------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity         8           $236,602             $-           $-          $-    $236,602
Certificates of deposit                    8             70,872         41,989       14,471       2,105     129,437
Borrowed funds                             9              5,000              -        4,000      85,000      94,000
Operating leases                           6                446            533          188          96       1,263
Long-term contracts                        6                435            870          870           -       2,175



The Corporation's operating lease obligations represent short and long-term lease and rental payments for facilities. Long-term contracts represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Corporation and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The long-term contracts amounts presented above are related to the Corporation's commitment with a third-party information systems service provider.

Commitments. Commitments to make loans are generally made for periods of 30 days or less. Commitments to extend credit generally renew annually. Standby letters of credit generally have expiration dates within one year. Further discussion of these commitments is included in Note 14 to the consolidated financial statements.

Sources of Funds

General. Deposits are the primary source of the Bank's funds for lending and investing activities. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions. The Bank also has access to funds through credit facilities available from the FHLB. For a description of the Bank's sources of funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to shareholders incorporated herein by reference.

Deposits. The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers, including time deposits, non-interest bearing and interest bearing demand deposit accounts, savings deposits, and money market accounts.

Deposit products are promoted in periodic newspaper advertisements, along with notices provided in customer account statements. The Bank's market strategy is based on its reputation as a community bank that provides quality products and personal customer service.

The Bank pays interest rates on its interest bearing deposit products that are competitive with rates offered by other financial institutions in its market area. Management reviews interest rates on deposits weekly and considers a number of factors, including (1) the Bank's internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Bank's liquidity position.

Borrowed Funds. The Bank has the capacity to borrow both short-term and long-term funds through the FHLB. For additional information regarding the Corporation's deposit base and borrowed funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" in the Annual Report to shareholders incorporated herein by reference.

Subsidiary Activity

The Corporation has one wholly owned subsidiary, the Bank, a state-chartered bank with twelve branches. The Bank has one wholly owned subsidiary, NSB Financial Services, LLC, a limited liability corporation which operates as a licensed title insurance agency.

Competition

The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.

Risk Factors

The following discusses certain factors that may affect the Corporation's financial condition and results of operations and should be considered in evaluating the Corporation.

Ability Of The Corporation To Execute Its Business Strategy. The financial performance and profitability of the Corporation will depend, in large part, on its ability to favorably execute its business strategy. This execution entails risks in, among other areas, technology implementation, market segmentation, brand identification, banking operations, and capital and human resource investments. Accordingly, there can be no assurance that the Corporation will be successful in its business strategy.

Economic Conditions And Geographic Concentration. The Corporation's operations are located in western Pennsylvania and are concentrated in Allegheny and Butler Counties, Pennsylvania. Although management has diversified the Corporation's loan portfolio into other Pennsylvania counties, and to a very limited extent into other states, the vast majority of the Corporation's credits remain concentrated in the two primary counties. As a result of this geographic concentration, the Corporation's results depend largely upon economic and real estate market conditions in these areas. Deterioration in economic or real estate market conditions in the Corporation's primary market areas could have a material adverse impact on the quality of the Corporation's loan portfolio, the demand for its products and services, and its financial condition and results of operations.

Interest Rates. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon:

     --   the demand for new loans
     -- prepayment speeds experienced on various asset classes, particularly residential mortgage loans
     --   credit profiles of existing borrowers
     --   rates received on loans and securities
     --   rates paid on deposits and borrowings.

As presented previously, the Corporation is financially exposed to parallel shifts in general market interest rates, changes in the relative pricing of the term structure of general market interest rates, and relative credit spreads. Therefore, significant fluctuations in interest rates may present an adverse effect upon the Corporation's financial condition and results of operations.

Government Regulation And Monetary Policy. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of present laws could cause the Corporation's financial results to materially differ from past results. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Corporation, and a material change in these conditions could present an adverse impact on the Corporation's financial condition and results of operations.

Competition. The financial services business in the Corporation's market areas is highly competitive, and is becoming more so due to technological advances (particularly Internet based financial services delivery), changes in the regulatory environment, and the consolidation that has occurred among financial services providers. Many of the Corporation's competitors are much larger in terms of total assets and market capitalization, enjoy greater liquidity in their equity securities, have greater access to capital and funding, and offer a broader array of financial products and services. In light of this environment, there can be no assurance that the Corporation will be able to compete effectively. The results of the Corporation may materially differ in future periods depending upon the nature or level of competition.

Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The Corporation has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to control this risk by assessing the likelihood of non-performance, tracking loan performance, and diversifying the credit portfolio. Such policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on the Corporation's financial condition or results of operations. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Corporation's ability to predict, influence, or control.

Market Risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to shareholders incorporated herein by reference.

Liquidity Risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to shareholders incorporated herein by reference.

Other Risks. From time to time, the Corporation details other risks with respect to its business and financial results in its filings with the SEC.

Item 2.  Properties
-------  ----------

The Corporation's principal office is located at 5004 McKnight Road, Pittsburgh, Pennsylvania. The Bank's main office is located at 100 Federal Street, Pittsburgh, Pennsylvania. Including the main office, the Bank has a total of twelve branch offices located as listed below. The Bank owns the four-story building located on Federal Street. The Bank also owns its Cranberry Township, Ross Township, Pine Creek and West View branch offices, although it leases the land on which the Pine Creek Shopping Center branch office is located. The Bank's Hampton Township, McCandless Township, Allegheny Professional Building, Duncan Manor, Pittsburgh Cultural District, Franklin Park and Fox Chapel branch offices and the Pine Creek Shopping Center land are operated under leases that contain various renewal option periods extending through May, 2012. All properties are in good condition and are adequate for the Corporation's and the Bank's purposes.

The following is a list of the banking offices and the addresses of each office:

                            Location Name and Address
                           -----------------------------
   Pittsburgh-North Side             Ross Park
   100 Federal Street                5004 McKnight Road
   Pittsburgh, PA  15212             Pittsburgh, PA  15237

   Allegheny Professional Building   Pine Creek - Pine Creek Shopping Center
   490 East North Avenue             9805 McKnight Road
   Pittsburgh, PA  15212             McCandless, PA  15237

   West View                         Duncan Manor - Duncan Plaza
   728 Center Avenue                 1701 Duncn Avenue
   West View, PA  15229              Allison Park, PA  15101

   McCandless Township               Pittsburgh Cultural District
   Perry Highway and Ingomar Road    701 Liberty Avenue
   McCandless, PA  15237             Pittsburgh, PA 15222

   Cranberry Township                Franklin Park
   Route 19N at St. Francis Way      2000 Crporate Drive at Brandt School Road
   Cranberry, PA  16066              Wexford, PA 15090

   Hampton Township                  Fox Chapel
   Shoppers Plaza at Route 8         1112 Freeport Road
   Hampton, PA  15101                Pittsburgh, PA 15238


Item 3.  Legal Proceedings
-------  ------------------

The Corporation is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ----------------------------------------------------

No matter was submitted by the Corporation to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's  Common Equity and Related  Stockholder Matters
-------  -----------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

Incorporated by reference is the information presented on page 52 and Note 10 of the 2003 Annual Report to shareholders.

Item 6.  Selected Financial Data
-------  ------------------------

Incorporated by reference is the information presented on page 4 of the 2003 Annual Report to shareholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
--------------

Incorporated by reference is the information presented on pages 5 to 23 of the 2003 Annual Report to shareholders.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk
-------  ----------------------------------------------------------

Incorporated by reference is the information presented on pages 16 to 18 of the 2003 Annual Report to shareholders.

Disclosure of the Corporation's significant accounting policies is included in
Note 1 to the consolidated financial statements on pages 29 to 33 of the 2003 Annual Report to shareholders. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for critical accounting policies, including the allowance for loan losses, which is located on page 30, and the accounting for stock options, which is located on pages 32 to 33, of the 2003 Annual Report to shareholders.

Item 8.  Financial Statements and Supplementary Data
-------  --------------------------------------------

Incorporated by reference is the information presented on pages 5 to 28 of the 2003 Annual Report to shareholders.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosure
---------------------

Incorporated by reference is the information presented under the caption "Change in Accountants" of the Proxy Statement for the Annual Shareholders Meeting to be held April 27, 2004.

Item 9a.  Controls and Procedures
-------  -------------------------

The Corporation's management evaluated, with the participation of the Corporation's President and Chief Operating Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures, as of the end of the period covered by this form 10-K. Based on that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures, as defined in rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to affect, the Corporation's internal control over financial reporting.

In connection with the audit of the Corporation's financial statements for the year ended December 31, 2002, the Corporation's auditors identified two reportable conditions under standards established by the American Institute of Certified Public Accountants (AICPA). These conditions related to deficiencies associated with the timeliness of preparation and inadequacy of review associated with certain cash account reconciliations and with the lack of current customer financial information associated with certain commercial loan relationships. Further, the reportable condition associated with the timeliness and inadequacy of the cash account reconciliations was considered a material weakness under standards established by the AICPA.

Corrective action was taken by the Board of Directors and management during 2003 to address these reportable conditions and the material weakness. During the 2003, the Corporation established policies and standards whereby cash reconciliations are performed on a monthly basis and appropriate supervisory review procedures have been set forth. In addition, the Corporation has established a framework to ensure that all general ledger accounts are reconciled and reviewed on a monthly basis. During 2003, the Corporation established a recurring loan documentation review program to ensure the adequacy of information maintained in commercial loan files and has instituted a number of initiatives to enhance controls associated with the commercial lending function.

These reportable conditions and the material weakness identified in the prior year were corrected and resolved by the end of the third quarter of 2003, and management believes that these matters have been appropriately addressed to ensure proper control over financial reporting.

Part III

Item 10.  Directors and Executive Officers of the Registrant
-------  ----------------------------------------------------

Incorporated by reference is the information presented under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Shareholders Meeting to be held April 27, 2004.

Item 11.  Executive Compensation
-------  ------------------------

Incorporated by reference is the information presented under the caption "Compensation and Plan Information" of the Proxy Statement for the Annual Shareholders Meeting to be held on April 27, 2004.

The equity compensation plan table is incorporated by reference under the caption "Compensation and Plan Information" of the Proxy Statement for the Annual Shareholders Meeting to be held on April 27, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
-------  -------------------------------------------------------------------
Related Stockholder Matters
----------------------------

Incorporated by reference is the information presented under the caption "Share Ownership" of the Proxy Statement for the Annual Shareholders Meeting to be held on April 27, 2004.

Item 13.  Certain Relationships and Related Transactions
-------  ------------------------------------------------

Incorporated by reference is the information presented under the caption "Compensation and Plan Information - Transactions with Directors and Executive Officers" of the Proxy Statement for the Annual Shareholders Meeting to be held on April 27, 2004.

Item 14.  Principal Accountant Fees and Services
-------  ----------------------------------------

Incorporated by reference is the information presented under the caption "Report of the Audit Committee" of the Proxy Statement for the Annual Shareholders Meeting to be held on April 27, 2004.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  -----------------------------------------------------------------

Consolidated Financial Statements Filed:
The consolidated financial statements and report of the Registrant's independent auditor thereon are incorporated by reference to the pages indicated in the said Annual Report to shareholders.

Consolidated Financial Statements:
NSD Bancorp, Inc. and Subsidiary
         Consolidated Balance Sheets,  page 24
         Consolidated Statements of Income,  page 25
         Consolidated Statements of Comprehensive Income, page 26
         Consolidated Statements of Changes in Shareholders' Equity, page 27 Consolidated Statements of Cash Flows, page 28
         Notes to Consolidated Financial Statements, pages 29-50
         Independent Auditor's Report, page 51

Consolidated Financial Statement Schedules:
Schedules normally required on Form 10-K are omitted since the required information is either not applicable, not deemed material or is shown in the respective consolidated financial statements or in the notes thereto.

Exhibits

     3.1 Articles of Incorporation of NSD Bancorp, Inc. filed as Exhibit 3a to NSD Bancorp, Inc.'s Form S-4 filed March 9, 1993 (Registration No. 33-59242), is incorporated herein by reference.

     3.2  Bylaws of NSD Bancorp, Inc. filed as Exhibit 3b to NSD Bancorp, Inc.'s
          Form  S-4  filed  March  9,  1993  (Registration  No.  33-59242),   is
          incorporated herein by reference.

     10.1 Agreement and Mutual Release dated August 29, 2003, between NSD Bancorp, Inc., NorthSide Bank and Lloyd G. Gibson filed as Exhibit
          10.1 to NSD Bancorp Inc.'s Form 10-Q filed November 14, 2003, is incorporated herein by reference.

     10.2 NSD Bancorp, Inc. 1994 Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.'s Form S-8 filed April 27, 1994, is incorporated herein by reference.

     10.3 NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.'s Form S-8 filed April 27, 1994, is incorporated herein by reference.

     10.4 NSD Bancorp, Inc. 2004 Omnibus Stock Incentive Plan is incorporated by reference as Exhibit C to NSD Bancorp, Inc.'s Proxy Statement for the Annual Shareholders Meeting to be held April 27, 2004.

     11 Statement re: Computation of Earnings Per Share (incorporated by reference on page 32 of the 2003 Annual Report to Shareholders, attached as Exhibit 13, hereto.)

     13   2003 Annual Report to Shareholders.

     14   Code of Ethics.

     16   Deloitte and Touche,  LLP, letter  concerning  "Changes in Accountants
          Item 9(d) of Reg 14A" filed as Exhibit 16 to NSD Bancorp Inc.'s Form 10-K filed March 28, 2003, is incorporated herein by reference.

     21 Subsidiaries of the Registrant filed as Exhibit 21 to NSD Bancorp Inc.'s Form 10-K filed March 28, 2003, is incorporated herein by reference.

     23.1 Consent of Deloitte & Touche LLP, Independent Auditors is presented within.

     31.1 Rule 15d-14(a) certification of the President and Chief Operating Officer.

     31.2 Rule 15d-14(a) certification of the Chief Financial Officer.

     32.1 Section  1350  certification  of the  President  and  Chief  Operating
          Officer.

     32.2 Section 1350 certification of the Chief Financial Officer.

Reports on Form 8-K

Reports on Form 8-K filed during the fourth quarter of 2003.

     October 14, 2003 - NSD Bancorp, Inc. issued a news release announcing the appointment of William C. Marsh as Senior Vice President and Chief Financial Officer of the Corporation and NorthSide Bank.

     October 30, 2003 - NSD Bancorp, Inc. issued a news release announcing its third quarter results and fourth quarter dividend.

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

                                         NSD BANCORP, INC.
                                         ----------------
                                         (Registrant)

Dated:   March 29, 2004         By        /S/  Andrew W. Hasley
                                       ---------------------------------------
                                         Andrew W. Hasley
                                         President and Chief
                                         Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2004:

/S/ Lawrence R. Gaus          Lawrence R. Gaus, Chairman of the Board, Director
--------------------------

/S/ Andrew W. Hasley          Andrew W. Hasley, President and Chief Operating Officer
--------------------------    (Principal Executive Officer)


/S/ William C. Marsh          William C. Marsh, Treasurer
--------------------------    (Principal Financial and Accounting Officer)


/S/ William R. Baierl         William R. Baierl, Director
--------------------------

/S/ John C. Brown Jr.         John C. Brown, Jr., Director
--------------------------

/S/ Grant A. Colton Jr.       Grant A. Colton, Jr., Director
--------------------------

/S/ Nicholas C. Geanopulos    Nicholas C. Geanopulos, Director
--------------------------

/S/ Gus P. Georgiadis         Gus P. Georgiadis, Director
--------------------------

/S/ Gerald B. Hindy           Gerald B. Hindy, Vice Chairman
--------------------------

/S/ Charles S. Lenzner        Charles S. Lenzner, Director
--------------------------

/S/ David J. Malone           David J. Malone, Director
--------------------------

/S/ Kenneth L. Rall           Kenneth L. Rall, Director
--------------------------

/S/ Arthur J. Rooney II       Arthur J. Rooney, II, Director
--------------------------
