Form 10-Q
period 2004-03-31
NSD BANCORP INC
filed 2004-05-13
CIK 898624

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

     [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

     [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number: 0-22124


                                NSD Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Pennsylvania                                                 25-1616814
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                            Identification No.)


               5004 McKnight Road, Pittsburgh, Pennsylvania, 15237
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (412) 231-6900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. X Yes   No
                                                   ---    ---
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).       Yes  X No
                                                   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2004:

     Common Stock, $1.00 par value                              3,204,075
     -----------------------------                              ---------
                  (Class)                                    (Outstanding)

--------------------------------------------------------------------------------

                                NSD Bancorp, Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              March 31, 2004 and December 31, 2003......................................................................1

              Consolidated Statements of Income for the three months
              ended March 31, 2004 and 2003.............................................................................2

              Consolidated Statements of Comprehensive Income for the three months ended March 31, 2004 and 2003.............................................................................3

              Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003.............................................................................4

              Notes to Consolidated Financial Statements................................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations..........................................................8

Item 3.       Qualitative and Quantitative Disclosures about Market Risk...............................................14

Item 4.       Controls and Procedures..................................................................................14



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.       Legal Proceedings........................................................................................15

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.........................15

Item 3.       Defaults Upon Senior Securities..........................................................................15

Item 4.       Submission of Matters to a Vote of Security Holders......................................................15

Item 5.       Other Information........................................................................................15

Item 6.       Exhibits and Reports on Form 8-K.........................................................................15

              Signatures...............................................................................................17



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                        NSD Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
             As of March 31, 2004 and December 31, 2003 (unaudited)
                          (Dollar amounts in thousands)



                                                                         March 31,      December 31,
                                                                           2004             2003
                                                                     -------------   --------------

Assets
-------

Cash and due from banks                                                   $11,557          $14,117
Interest-earning deposits in banks                                            241              623
Federal funds sold                                                         23,300            9,500
                                                                     -------------   --------------
  Cash and cash equivalents                                                35,098           24,240
Securities available-for-sale                                             157,533          151,141
Loans receivable, net of allowance for loan losses of $6,795 and
 $6,882                                                                   298,962          305,626
Federal Home Loan Bank stock, at cost                                       4,989            4,961
Bank-owned life insurance                                                   8,630            8,537
Accrued interest and dividends receivable                                   2,388            2,580
Premises and equipment, net                                                 3,586            3,326
Prepaid expenses and other assets                                           6,082            6,209
                                                                     -------------   --------------

       Total assets                                                      $517,268         $506,620
                                                                     =============   ==============

               Liabilities and Stockholders' Equity
------------------------------------------------------------------

Liabilities:
 Deposits:
  Noninterest-bearing deposits                                            $72,572          $75,724
  Interest-bearing deposits                                               303,035          290,315
                                                                     -------------   --------------
   Total deposits                                                         375,607          366,039
 Borrowed funds                                                            94,000           94,000
 Accrued interest payable                                                   4,149            4,870
 Accrued expenses and other liabilities                                     3,223            2,824
                                                                     -------------   --------------

   Total liabilities                                                      476,979          467,733
                                                                     -------------   --------------

Stockholders' Equity:
 Common stock, $1 par value, 10,000,000 shares authorized;
  3,532,338 and 3,529,516 shares issued                                     3,532            3,530
 Additional paid-in-capital                                                26,152           26,117
 Treasury stock, at cost, 331,701shares                                    (6,626)          (6,626)
 Retained earnings                                                         13,403           13,077
 Accumulated other comprehensive income                                     3,828            2,789
                                                                     -------------   --------------

   Total stockholders' equity                                              40,289           38,887
                                                                     -------------   --------------

       Total liabilities and stockholders' equity                        $517,268         $506,620
                                                                     =============   ==============

See accompanying notes to unaudited consolidated financial statements.

                       NSB Bancorp, Inc. and Subsidiaries
                         Consolidated Income Statements
         For the three months ended March 31, 2004 and 2003 (unaudited)
                 Dollar amounts in thousands, except share data


                                                                         Three months ended
                                                                               March 31,
                                                                       -----------------------
                                                                          2004        2003
                                                                       ----------- -----------

Interest and dividend income:
 Loans receivable, including fees                                          $4,718      $5,694
 Securities:
   Taxable                                                                  1,421       1,312
   Exempt from Federal income tax                                             237         229
 Federal Home Loan Bank stock                                                  17          41
 Deposits with banks and federal funds sold                                    36          55
                                                                       ----------- -----------
  Total interest income                                                     6,429       7,331
                                                                       ----------- -----------

Interest expense:
 Deposits                                                                   1,230       1,970
 Borrowed funds                                                             1,359       1,344
                                                                       ----------- -----------
  Total interest expense                                                    2,589       3,314
                                                                       ----------- -----------

Net interest income                                                         3,840       4,017
 Provision for loan losses                                                    130         255
                                                                       ----------- -----------

Net interest income after provision for loan losses                         3,710       3,762
                                                                       ----------- -----------

Noninterest income:
 Fees and service charges                                                     432         370
 Gain on sale of securities available-for-sale, net                            75          89
 Earnings on bank-owned life insurance                                         93         102
 Other                                                                        232         383
                                                                       ----------- -----------
  Total noninterest income                                                    832         944
                                                                       ----------- -----------

Noninterest expense:
 Compensation and employee benefits                                         1,651       1,455
 Premises and equipment, net                                                  506         497
 Data processing                                                              242         213
 Other                                                                        692         722
                                                                       ----------- -----------
  Total noninterest expense                                                 3,091       2,887
                                                                       ----------- -----------

Net income before provision for income taxes                                1,451       1,819
 Provision for income taxes                                                   420         480
                                                                       ----------- -----------

Net income                                                                 $1,031      $1,339
                                                                       =========== ===========

 Net income per share:
  Basic                                                                     $0.32       $0.42
  Diluted                                                                   $0.32       $0.41

 Common dividends declared and paid per share:                              $0.22       $0.22

 Average common shares outstanding:
  Basic                                                                 3,199,970   3,196,364
  Diluted                                                               3,252,171   3,260,296


See accompanying notes to unaudited consolidated financial statements.

                       NSB Bancorp, Inc. and Subsidiaries
                Consolidated Statements of Comprehensive Income
         For the three months ended March 31, 2004 and 2003 (unaudited)
                 Dollar amounts in thousands, except share data

                                                                          Three months ended
                                                                               March 31,
                                                                        -----------------------
                                                                           2004        2003
                                                                        ----------- -----------

 Net income                                                                 $1,031      $1,339

 Other comprehensive income:

  Unrealized holding gains on available-for-sale securities                  1,649         214
  Less reclassification adjustment for gains
   realized
     in income                                                                  75          89
                                                                        ----------- -----------
  Net unrealized gains                                                       1,574         125

  Tax effect                                                                   535          43

  Other comprehensive income                                                 1,039          83
                                                                        ----------- -----------

 Comprehensive income                                                       $2,070      $1,422
                                                                        =========== ===========

See accompanying notes to unaudited consolidated financial statements.

                       NSB Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
         For the three months ended March 31, 2004 and 2003 (unaudited)
                          Dollar amounts in thousands


                                                                             Three months ended
                                                                                   March 31,
                                                                      --------------------------------
                                                                          2004              2003
                                                                      --------------   ---------------

Operating activities:
 Net income                                                                  $1,031            $1,339
 Adjustments to reconcile net income to net cash from
  operating activities:
   Depreciation and amortization for premises and equipment                     164               165
   Provision for loan losses                                                    130               255
   Amortization of premiums and accretion of discounts, net                    (105)               73
   Gains on sale of securities available-for-sale, net                          (75)              (89)
   Gain on sale of loans, net                                                     -               (62)
   Proceeds from sale of loans held-for-sale                                      -               963
   Loans originated for sale                                                      -              (901)
   Earnings on bank-owned life insurance, net                                   (93)             (102)
   Changes in:
    Accrued interest receivable                                                 192                (1)
    Prepaid expenses and other assets                                          (264)               12
    Accrued interest payable                                                   (721)             (143)
    Accrued expenses and other liabilities                                      400               (31)
                                                                      --------------   ---------------
  Net cash from operating activities                                            659             1,478
                                                                      --------------   ---------------

Investing activities:
 Loan originations and payments, net                                          6,534             6,967
 Purchases of securities available-for-sale                                 (13,030)          (38,766)
 Purchases of Federal Home Loan Bank stock                                      (28)             (110)
 Repayment, maturities and calls of securities available-for-sale             8,140            23,015
 Proceeds from sale of securities available for sale                            107                 -
 Purchases of premises and equipment                                           (424)             (169)
 Proceeds from the sale of other real estate owned                                -                33
                                                                      --------------   ---------------
  Net cash from investing activities                                          1,299            (9,030)
                                                                      --------------   ---------------

Financing activities:
 Net change in deposits                                                       9,567             6,488
 Cash dividends paid on common stock                                           (704)             (670)
 Payments to acquire treasury stock                                               -              (205)
 Proceeds from exercise of common stock options                                  37               262
                                                                      --------------   ---------------
  Net cash from financing activities                                          8,900             5,875
                                                                      --------------   ---------------

Change in cash and cash equivalents                                          10,858            (1,677)
Cash and cash equivalents at beginning of period                             24,240            33,626
                                                                      --------------   ---------------
Cash and cash equivalents at end of period                                  $35,098           $31,949
                                                                      ==============   ===============

Supplemental information:

 Interest paid                                                               $3,310            $3,457
 Income taxes paid                                                              106               425

See accompanying notes to unaudited consolidated financial statements.

                        NSD Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1.       Business and Basis of Presentation

         NSD Bancorp, Inc. (the Corporation) is a Pennsylvania corporation and bank holding company that provides a wide range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, NorthSide Bank (the Bank). The Bank is an FDIC-insured, state chartered bank based in Pittsburgh, Pennsylvania, that operates twelve branch offices serving Pittsburgh and its northern suburbs. In addition to providing traditional lending and depository products and related banking services, the Bank offers investment advisory, brokerage and insurance services. The Bank also provides title searches and other real estate settlement services through its wholly owned subsidiary, NSB Financial Services, LLC, a limited liability corporation, which operates as a licensed title insurance agency. The consolidated financial statements contained herein include the accounts of the Corporation, the Bank and the Bank's wholly owned subsidiary, which operate as one operating segment. All inter-company amounts have been eliminated.

         The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2003, as contained in the Corporation's 2003 Annual Report to Stockholders, presented as Exhibit 13 in the Corporation's Form 10-K for the year ended December 31, 2003 filed March 30, 2004.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets. The results of operations for interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire year or any other period.

         Certain amounts previously reported may have been reclassified to conform to the current year's financial statement presentation.

2.       Stock Dividend

         On April 28, 2004, the Corporation declared a 5% stock dividend payable on May 17, 2004 to shareholders of record as of May 3, 2004. A cash payment will be made in lieu of fractional shares.

3.       Earnings Per Common Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:


(Dollar amounts in thousands, except share data)                       2004           2003
-------------------------------------------------------------------------------------------

Basic earnings per share:
   Net income                                                        $1,031         $1,339
   Weighted average shares outstanding                            3,199,970      3,196,364

   Earnings per share                                                 $0.32          $0.42
                                                                 ===========    ===========

Diluted earnings per share:
   Net income                                                        $1,031         $1,339
   Weighted average shares outstanding                            3,199,970      3,196,364
   Dilutive effect of employee stock options                         52,201         63,932
                                                                 -----------    -----------
   Total diluted weighted average shares outstanding              3,252,171      3,260,296

   Earnings per share                                                 $0.32          $0.41
                                                                 ===========    ===========


         Average outstanding options to purchase shares of common stock of 57,338, at prices from $25.96 to $26.43, for the three months ended March 31, 2004 and 17,670 shares, at prices from $27.56 to $27.64, for the three months ended March 31, 2003 were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and March 31, 2003 because, to do so, would have been anti-dilutive.

4.       Securities

         The following table summarizes the Corporation's securities available-for-sale:



(In thousands)                       Amortized    Unrealized    Unrealized       Fair
                                       cost          gains        losses         value
-----------------------------------------------------------------------------------------

   March 31, 2004
      U.S. Government agencies         $55,585          $436            $-       $56,021
      Mortgage-backed securities        50,648           737           (24)       51,361
      Municipal securities              21,807           702            (7)       22,502
      Corporate securities              21,610         1,738          (138)       23,210
      U.S. Treasury securities           1,600            96             -         1,696
      Equity securities                    484         2,259             -         2,743
                                    -----------   -----------   -----------   -----------
                                      $151,734        $5,968         $(169)     $157,533
                                    ===========   ===========   ===========   ===========
   December 31, 2003
      U.S. Government agencies         $48,845          $150         $(116)      $48,879
      Mortgage-backed securities        51,353           404          (244)       51,513
      Municipal securities              22,959           520           (24)       23,455
      Corporate securities              21,634         1,330          (191)       22,773
      U.S. Treasury securities           1,607            75             -         1,682
      Equity securities                    516         2,323             -         2,839
                                    -----------   -----------   -----------   -----------
                                      $146,914        $4,802         $(575)     $151,141
                                    ===========   ===========   ===========   ===========


5.       Loans receivable

         The following table summarizes the Corporation's loans receivable:


(Dollar amounts in thousands)                       March 31, 2004     December 31, 2003
                                                  ------------------- -------------------
                                                    Dollar             Dollar
                                                    Amount          %  Amount           %
-----------------------------------------------------------------------------------------

Residential mortgage loans                          $24,274      7.9%  $24,436       7.8%
Nonresidential mortgage loans                        80,594     26.3%   89,575      28.6%
Commercial, financial and agricultural loans         38,582     12.6%   31,450      10.0%
Consumer loans to individuals                       139,148     45.4%  142,686      45.5%
Lines of credit                                       8,019      2.6%    8,362       2.7%
Lease financing                                       7,494      2.4%    8,548       2.7%
Nonperforming loans                                   8,466      2.8%    8,415       2.7%
                                                  ---------- -------- --------- ---------
                                                    306,577    100.0%  313,472     100.0%
                                                             ========           =========
Unearned income                                        (820)              (964)
                                                  ----------          ---------

Total loans, net of unearned income and fees        305,757            312,508
Less:  Allowance for loan losses                      6,795              6,882
                                                  ----------          ---------

Net loans receivable                               $298,962           $305,626
                                                  ==========          =========


6.       Deposits

         The following table summarizes the Corporation's deposits:



(Dollar amounts in thousands)             March 31, 2004             December 31, 2003
                                    --------------------------   --------------------------
                                      Amount                 %     Amount                 %
-------------------------------------------------------------------------------------------

Noninterest-bearing deposits           $72,572           19.3%     $75,724            20.7%
Interest-bearing demand deposits       158,397           42.2%     160,878            44.0%
Time deposits                          144,638           38.5%     129,437            35.3%
                                    -----------   ------------   ----------   -------------
                                      $375,607          100.0%    $366,039           100.0%
                                    ===========   ============   ==========   =============


7.       Borrowed funds

         The Corporation has borrowed funds, comprised of Federal Home Loan Bank Convertible Select Advances, totaling $94.0 million at March 31, 2004 and December 31, 2003. These advances have a weighted average interest rate of 5.72%. Contractual maturities of these advances are as follows:
         $5.0 million in 2004, $4.0 million in 2007 and $85.0 million in 2008 and thereafter. Further discussion of the Corporation's borrowed funds can be found in the 2003 Annual Report to Stockholders.

8.       Stock based compensation

         The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation's employees and directors. The Corporation follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost has been recognized for any of the periods presented. The options have exercise prices equal to the market value of the underlying common stock on the dates of grant. If grants are made during a reporting period, the pro forma effect on net income and earnings per share are disclosed via footnote disclosure as if the Corporation had applied the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," to stock-based employee and director compensation. No grants were made during the periods presented herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

This section discusses the consolidated financial condition and results of operations of NSD Bancorp, Inc. (the Corporation) and its wholly owned subsidiary bank, NorthSide Bank (the Bank) and the Bank's subsidiary NSB Financial Services, LLC, as of and for the three month period ended March 31, 2004, and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 7.

Discussions of certain matters in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions of future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Corporation's mission and vision. The Corporation's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Corporation's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission (SEC) from time to time, including the Annual Report on Form 10-K for the year ended December 31, 2003. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

CRITICAL ACCOUNTING POLICIES

The most significant accounting policies followed by the Corporation are presented in Note 1 of the Corporation's 2003 Annual Report to Stockholders. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how these values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the allowance for loan losses and accounting for stock options as critical accounting policies. Further discussion of these policies can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation's 2003 Annual Report to Stockholders.

CHANGES IN FINANCIAL CONDITION

General. The Corporation's total assets increased $10.6 million or 2.1% to $517.3 million at March 31, 2004 from $506.6 million at December 31, 2003. This net increase was comprised of an increase in cash and cash equivalents and securities of $10.9 million and $6.4 million, respectively. Partially offsetting these increases was a decrease in loans receivable of $6.7 million. The increase in total assets reflects a corresponding increase in total liabilities and total stockholders' equity of $9.2 million or 2.0% and $1.4 million or 3.6%, respectively. The increase in total liabilities was primarily the result of an increase in deposits of $9.6 million. The increase in stockholders' equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $327,000 and $1.0 million, respectively.

Cash and cash equivalents. Cash and cash equivalents increased $10.9 million or 44.8% to $35.1 million at March 31, 2004 from $24.2 million at December 31, 2003. The net increase between March 31, 2004 and December 31, 2003 was primarily the result of the aforementioned increase in customer deposits and loan repayments. Management intends to deploy these funds by purchasing investment securities and originating loans during the second quarter of 2004.

Securities. The Corporation's securities portfolio increased $6.4 million or 4.2% to $157.5 million at March 31, 2004 from $151.1 million at December 31, 2003. This net increase included security purchases totaling $13.0 million, partially offset by repayments, maturities and calls totaling $8.1 million. Security purchases were comprised of U.S. Government agency and mortgage-backed securities of $10.0 million and $3.0 million, respectively. Security maturities and calls were comprised of U.S. Government agency, tax-free municipal and mortgage-backed securities of $3.3 million, $1.1 million and $68,000, respectively. The increase in securities was primarily due to the necessity of reinvesting cash obtained through deposits and loan repayments.

Loans receivable. Net loans receivable decreased $6.7 million or 2.2% to $299.0 million at March 31, 2004 from $305.6 million at December 31, 2003. Mortgage and consumer loans decreased $9.1 million and $3.9 million, respectively, while commercial loans increased $6.1 million during the first quarter of 2004. The decline in the loan portfolio was due to general declining market demand resulting primarily from the low interest rate environment which caused prepayments to outpace originations.

Nonperforming assets. Nonperforming assets include nonaccrual loans, repossessed assets and real estate acquired through foreclosure. Nonperforming assets increased slightly by $136,000 to $8.8 million or 1.69% of total assets at March 31, 2004, from $8.6 million or 1.70% of total assets at December 31, 2003. Further discussion of the Corporation's nonperforming assets can be found in the 2003 Annual Report to Stockholders.

Deposits. Total deposits increased $9.6 million or 2.6% to $375.6 million at March 31, 2004 from $366.0 million at December 31, 2003. This increase was comprised of an increase in time deposits of $15.2 million, partially offset by decreases in noninterest bearing and interest bearing demand deposits of $3.2 million and $2.5 million, respectively. During the first quarter of 2004, the Bank received $7.0 million in public funds invested in time deposits from a local school district. These deposits have a weighted average term of approximately nine months. Also influencing deposits was the Bank's focus on increasing time deposits through strategically offered specials.

Stockholders' equity. Stockholders' equity increased $1.4 million or 3.6% to $40.3 million at March 31, 2004 from $38.9 million at December 31, 2003. This increase was principally the result of an increase in accumulated other comprehensive income of $1.0 million and an increase in retained earnings of $327,000, comprised of net income of $1.0 million offset by cash dividends paid to stockholders of $704,000.

RESULTS OF OPERATIONS

Comparison of Results for the Three-Month Periods Ended March 31, 2004 and 2003

General. The Corporation reported net income of $1.0 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. The $308,000 or 23.0% decrease in net income for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, was attributable to decreases in net interest income and noninterest income of $177,000 and $112,000, respectively, and an increase in noninterest expense of $204,000. Partially offsetting these unfavorable variances were decreases in provision for loan losses and provision for income taxes of $125,000 and $60,000, respectively.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include nonaccrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan costs. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 34%. The tax-equivalent adjustments to net interest income for 2004 and 2003 were $122,000 and $118,000, respectively.


(Dollar amounts in thousands)                        Three months ended March 31,

                                                   2004                            2003
                                        ------------------------------- ------------------------------
                                         Average               Yield /   Average              Yield /
                                         Balance    Interest    Rate     Balance    Interest    Rate
------------------------------------------------------------------------------------------------------

Interest-earning assets:
---------------------------------------
 Loans receivable                        $310,818     $4,718      6.09%  $328,276     $5,694     7.03%
                                        ---------- ---------- --------- ---------- ---------- --------

 Securities, taxable                      126,264      1,421      4.51%   102,529      1,312     5.19%
 Securities, exempt from Federal tax       23,414        359      6.15%    21,707        347     6.48%
                                        ---------- ---------- --------- ---------- ---------- --------
                                          149,678      1,780      4.77%   124,236      1,659     5.42%
                                        ---------- ---------- --------- ---------- ---------- --------

 Interest-earning cash equivalents         17,520         36      0.82%    20,594         55     1.08%
 Federal Home Loan Bank stock               4,984         17      1.37%     5,068         41     3.28%
                                        ---------- ---------- --------- ---------- ---------- --------
                                           22,504         53      0.94%    25,662         96     1.52%
                                        ---------- ---------- --------- ---------- ---------- --------

 Total interest-earning assets            483,000      6,551      5.44%   478,174      7,449     6.32%
   Cash and due from banks                 11,655                          14,021
   Other noninterest-earning assets        12,562                          15,765
                                        ----------                      ----------

   Total assets                          $507,217                        $507,960
                                        ==========                      ==========

Interest-bearing liabilities:
---------------------------------------
 Interest-bearing demand deposits        $161,774       $143      0.35%  $156,549       $329     0.85%
 Time deposits                            132,136      1,087      3.30%   143,232      1,641     4.65%
                                        ---------- ---------- --------- ---------- ---------- --------
                                          293,910      1,230      1.68%   299,781      1,970     2.67%
                                        ---------- ---------- --------- ---------- ---------- --------

 Borrowed funds                            94,000      1,359      5.80%    94,000      1,344     5.80%
                                        ---------- ---------- --------- ---------- ---------- --------
                                           94,000      1,359      5.80%    94,000      1,344     5.80%
                                        ---------- ---------- --------- ---------- ---------- --------

 Total interest-bearing liabilities       387,910      2,589      2.68%   393,781      3,314     3.41%
   Noninterest-bearing demand deposits     72,230          -         -     67,332          -        -
                                        ---------- ---------- --------- ---------- ---------- --------

  Total financial liabilities/cost of
   funds                                  460,140      2,589      2.26%   461,113      3,314     2.91%
   Other noninterest-bearing
    liabilities                             7,515                           7,076
                                        ----------                      ----------

   Total liabilities                      467,655                         468,189
   Stockholders' equity                    39,562                          39,771
                                        ----------                      ----------

   Total liabilities and stockholders'
    equity                               $507,217                        $507,960
                                        ========== ----------           ========== ----------

Net interest income                                   $3,962                          $4,135
                                                   ==========                      ==========

Interest rate spread (difference
 between                                                          2.76%                          2.91%
                                                              =========                       ========
 weighted average rate on interest-
  earning
 assets and interest-bearing
  liabilities)

Net interest margin (net interest                                 3.29%                          3.51%
                                                              =========                       ========
 income as a percentage of average
 interest-earning assets)


Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Corporation's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior year volume), changes in volume (changes in volume multiplied by prior year rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflect the changes in interest income on a fully tax equivalent basis.



 (In thousands)                                                        2004 versus 2003

                                                                    Increase (decrease) due to
                                                              -------------------------------------
                                                               Volume         Rate          Total
---------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                       $(292)         $(684)        $(976)
    Securities                                                    315           (194)          121
    Deposits with banks and Federal funds sold                     (7)           (12)          (19)
    Federal Home Loan Bank stock                                   (1)           (23)          (24)
                                                              --------      ---------      --------

    Total interest-earning assets                                  15           (913)         (898)
                                                              --------      ---------      --------

 Interest expense:
    Deposits                                                      (38)          (702)         (740)
    Borrowed funds                                                  -             15            15
                                                              --------      ---------      --------

    Total interest-bearing liabilities                            (38)          (687)         (725)
                                                              --------      ---------      --------

 Net interest income                                              $53          $(226)        $(173)
                                                              ========      =========      ========

Net interest income. Net interest income on a tax equivalent basis decreased $173,000 or 4.2% to $4.0 million for the three months ended March 31, 2004, compared to $4.1 million for the same period in the prior year. This net decrease can be attributed to a decrease in interest income of $898,000 partially offset by a decrease in interest expense of $725,000. The Corporation continues to experience net interest income compression as a result of the downward repricing of interest-earning assets outpacing the repricing of interest-bearing liabilities, which have reached their effective floors.

Aside from changes in the volume and rates of interest-earning assets and interest-bearing liabilities discussed herein, average nonperforming loans increased $7.6 million to $8.4 million for the three months ended March 31, 2004 from $824,000 for the same period in the previous year. This increase resulted in approximately $156,000 of interest income lost for the three-month period ended March 31, 2004. Further discussion concerning the increase in nonperforming loans can be found in the 2003 Annual Report to Stockholders.

Interest income. Interest income on a tax equivalent basis decreased $898,000 or 12.1% to $6.6 million for the three months ended March 31, 2004, compared to $7.4 million for the same period in the prior year. The net decrease in interest income can be attributed to a decrease in interest earned on loans and other interest-earning assets of $976,000 and $43,000, respectively, partially offset by an increase in interest earned on securities of $121,000.

Interest earned on loans receivable decreased $976,000 or 17.1% to $4.7 million for the three months ended March 31, 2004, compared to $5.7 million for the same period in the previous year. The loan portfolio lost $684,000 in interest income related to a 94 basis point reduction in the average interest rate earned on loans. Further impacting interest earned on loans was a decrease in average loans outstanding of $17.5 million or 5.3%, accounting for $292,000 of the decrease in interest income. The decrease in the yield on loans is reflective of the general low interest rate environment. Loan volume declined between the two periods as a result of lower new loan demand and higher repayments in 2004 versus 2003.

Tax equivalent interest earned on securities increased $121,000 or 7.3% to $1.8 million for the three months ended March 31, 2004, compared to $1.7 million for the same period in the previous year. The securities portfolio gained $315,000 in interest income related to an increase in average securities outstanding of $25.4 million or 20.5%. Partially offsetting this favorable increase in average balance was a decrease in the average interest rate earned on securities of 65 basis points resulting in $194,000 of interest income lost. Average securities increased as funds from loan repayments and customer deposits have been deployed in marketable securities during late 2003 and 2004.

Interest earned on other interest-earning assets decreased $43,000 or 44.8% to $53,000 for the three months ended March 31, 2004, compared to $96,000 for the same period in the previous year. This decrease was the result of a decrease in the average interest rate earned on such assets of 58 basis points and also a decrease in the average balance outstanding of $3.2 million or 12.3%.

The overall decrease in interest income was primarily due to generally lower market interest rates and the corresponding downward re-pricing of adjustable-rate loans and securities during 2003 and 2004, as well as the lower pricing of new loans and securities added throughout 2003 and 2004 relative to those already in the portfolios during the first quarter of 2003.

Interest expense. Interest expense decreased $725,000 or 21.9% to 2.6 million for the three months ended March 31, 2004, compared to $3.3 million for the same period in the previous year. The net decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $740,000, partially offset by an increase in interest expense related to borrowed funds of $15,000.

Interest-bearing deposit expense decreased $740,000 or 37.6% to $1.2 million for the three months ended March 31, 2004, compared to $2.0 million for the same period in the previous year. This decrease in interest expense can be attributed to a 99 basis point decline in the cost of interest-bearing deposits resulting in a reduction in expense due to rate of $702,000. Also contributing to the net decrease was a decrease in average interest-bearing deposits of $5.9 million.

The overall decrease in interest expense, similar to that of interest income, was primarily due to the lower interest rate environment; however, the rate on the cost of funds did not decrease as quickly and as much as the yield on interest-earning assets.

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio. The $125,000 decrease in the Corporation's provision for loans losses between the three-month periods ended March 31, 2004 and 2003 can be attributed to the overall adequacy of the Corporation's allowance for loan losses at March 31, 2004. The allowance for loan losses to total loans was 2.2% at March 31, 2004 and December 31, 2003.

Noninterest income. Noninterest income decreased $112,000 or 11.9% to $832,000 during the three months ended March 31, 2004, compared to $944,000 during the same period in the prior year. This decrease can be attributed to a decrease in mortgage fee income, safe deposit income and title company income of $74,000, $35,000 and $28,000, respectively, partially offset by an increase in service fee income of $62,000. Mortgage fee income decreased due to the declining balance in mortgage loans as well as decreased loan originations in this lending category. The increase in service fee income was primarily due to an increase in customer overdraft fees.

Noninterest expense. Noninterest expense increased $204,000 or 7.1% to $3.1 million during the three months ended March 31, 2004, compared to $2.9 million during the same period in the prior year. The increase in noninterest expense can be attributed to an increase in compensation and employee benefits expense, data processing expense and premises and equipment expense of $196,000, $29,000 and $9,000, respectively, partially offset by a decrease in other expense of $30,000.

Compensation and employee benefits expense increased $196,000 or 13.5% to $1.7 million during the three months ended March 31, 2004, compared to $1.5 million for the same period in the prior year. This increase can be attributed primarily to an increase in employee benefit costs, specifically health insurance expense, and normal and expected salary increases. Incentive compensation expense increased $90,000 as a result of management incentive plans implemented at the beginning of 2004. Also impacting the net increase in noninterest expense was an increase in professional fees expense of $56,000, associated with problem credit workout costs and regulatory compliance initiatives, as well as an increase in marketing and advertising expense of $40,000. Included in noninterest expense, as an offset, for the first quarter of 2004 was $118,000 received on an insurance claim filed during 2003.

Provision for income taxes. The provision for income taxes decreased $60,000 or 12.5% to $420,000 for the three months ended March 31, 2004, compared to $480,000 for the same period in the prior year. This decrease was directly related to the decrease in net income before provision for income taxes.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the Federal Home Loan Bank
(FHLB), and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2004, the Corporation used its sources of funds primarily to purchase securities and, to a lesser extent, fund loan commitments. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $12.4 million, and standby letters of credit, which have collateral typically in the form of Bank deposit instruments and a term generally under one year, totaling $764,000.

At March 31, 2004, time deposits amounted to $144.6 million or 38.5% of the Corporation's total consolidated deposits, including approximately $82.6 million, which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At March 31, 2004, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $33.9 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

CAPITAL RESOURCES

Total stockholders' equity increased $1.4 million or 3.6% to $40.3 million at March 31, 2004 from $38.9 million at December 31, 2003. Net income contributed $1.0 million to stockholders' equity during the first quarter of 2004. The net increase in stockholders' equity was also due to an increase in accumulated other comprehensive income and stock options exercised of $1.0 million and $38,000, respectively.

The Corporation has maintained a strong capital position with a capital to assets ratio of 7.8% at March 31, 2004. While continuing to sustain this capital position, the Corporation declared a quarterly cash divided of $0.22 per share during the first quarter of 2004.

Capital adequacy is the Corporation's ability to support growth while protecting the interest of shareholders and deposits and to ensure that capital ratios are in compliance with regulatory minimum requirements. At March 31, 2004, the Corporation and the Bank were in compliance with all regulatory capital requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2004 from the information presented in the 2003 Annual Report to Stockholders under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management.

Item 4.  Controls and Procedures
--------------------------------

The Corporation's management evaluated, with the participation of the Corporation's President and Chief Operating Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures, as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures, as defined in rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

The Corporation is involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Corporation's consolidated financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
------------------------------------------------------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits:

         Exhibit 3.1 Articles of Incorporation of NSD Bancorp, Inc. filed as Exhibit 3a to NSD Bancorp, Inc.'s Form S-4 filed March 9, 1993 (Registration No. 33-59242), is incorporated herein by reference.

         Exhibit 3.2 Bylaws of NSD Bancorp, Inc. filed as Exhibit 3b to NSD Bancorp, Inc.'s Form S-4 filed March 9, 1993
                          (Registration No. 33-59242), is incorporated herein by
                           reference.

         Exhibit 10.1 Agreement and Mutual Release dated August 29, 2003, between NSD Bancorp, Inc., NorthSide Bank and Lloyd
                           G. Gibson filed as Exhibit 10.1 to NSD Bancorp, Inc.'s Form 10-Q filed November 14, 2003, is incorporated herein by reference.

         Exhibit 10.2      NSD Bancorp, Inc. 1994 Stock Option Plan filed as
                           Exhibit 4.1 to NSD Bancorp, Inc.'s Form S-8 filed April 27, 1994, is incorporated herein by reference.

         Exhibit 10.3 NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.'s Form S-8 filed April 27, 1994, is incorporated herein by reference.

         Exhibit 10.4 NSD Bancorp, Inc. 2004 Omnibus Stock Incentive Plan is incorporated by reference as Exhibit C to NSD Bancorp, Inc.'s 2004 Proxy Statement for the Annual Shareholders Meeting to be held April 27, 2004.

         Exhibit 31.1 Rule 15(d)-14(a) certification of the President and Chief Operating Officer.

         Exhibit 31.2 Rule 15(d)-14(a) certification of the Senior Vice President, Treasurer and Chief Financial Officer.

         Exhibit 32.1 Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         Reports on Form 8-K filed during the three month period ended March 31, 2004:

         A Report on Form 8-K was filed on February 25, 2004 to announce earnings for the quarter and year ended December 31, 2003.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NSD Bancorp, Inc.



Date:  May 12 2004              By:      /s/ Andrew W. Hasley
                                ------------------------------------------------
                                Andrew W. Hasley
                                President and
                                Chief Operating Officer
                                (Principal Executive Officer)

Date:  May 12 2004              By:      /s/ William C. Marsh
                                ------------------------------------------------
                                William C. Marsh
                                Senior Vice President,
                                Treasurer and Chief Financial Officer
                                (Principal Financial and Accounting Officer)