Form 10-Q
period 2004-06-30
NSD BANCORP INC
filed 2004-08-10
CIK 898624

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

                  For the quarterly period ended June 30, 2004

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number: 0-22124
                                                 -------

                                NSD Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Pennsylvania                                             25-1616814
--------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No
                                         ---         ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2004:

     Common Stock, $1.00 par value                              3,397,204
     -----------------------------                              ---------
                  (Class)                                     (Outstanding)

--------------------------------------------------------------------------------

                                NSD Bancorp, Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                         PART I - FINANCIAL INFORMATION
                                                         -------------------------------


Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets as of
              June 30, 2004 and December 31, 2003.......................................................................1

              Consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003..............................................................................2

              Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2004 and 2003..............................................................................3

              Consolidated Statements of Cash Flows for the six months
              ended June 30, 2004 and 2003..............................................................................4

              Notes to Consolidated Financial Statements................................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations..........................................................8

Item 3.       Qualitative and Quantitative Disclosures about Market Risk...............................................19

Item 4.       Controls and Procedures..................................................................................19



                                                      PART II - OTHER INFORMATION
                                                      ---------------------------

Item 1.       Legal Proceedings........................................................................................19

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.........................19

Item 3.       Defaults Upon Senior Securities..........................................................................19

Item 4.       Submission of Matters to a Vote of Security Holders......................................................19

Item 5.       Other Information........................................................................................20

Item 6.       Exhibits and Reports on Form 8-K.........................................................................20

              Signatures...............................................................................................21




                                                    PART I - FINANCIAL INFORMATION
                                                    ------------------------------

Item 1.  Financial Statements
-----------------------------

                                                   NSD Bancorp, Inc. and Subsidiary
                                                      Consolidated Balance Sheets
                                         As of June 30, 2004 and December 31, 2003 (unaudited)
                                                     (Dollar amounts in thousands)



                                                                      June 30,      December 31,
                                                                       2004             2003
                                                                    -------------   -------------

                                Assets
                                ------

Cash and due from banks                                                  $14,599         $14,117
Interest-earning deposits in banks                                         1,539             623
Federal funds sold                                                         6,200           9,500
                                                                    -------------   -------------
  Cash and cash equivalents                                               22,338          24,240
Securities available-for-sale                                            174,708         151,141
Loans receivable, net of allowance for loan losses of $6,767 and
 $6,882                                                                  306,942         305,626
Federal Home Loan Bank stock, at cost                                      4,937           4,961
Bank-owned life insurance                                                  8,697           8,537
Accrued interest and dividends receivable                                  2,710           2,580
Premises and equipment, net                                                3,607           3,326
Prepaid expenses and other assets                                          8,387           6,209
                                                                    -------------   -------------

       Total assets                                                     $532,326        $506,620
                                                                    =============   =============

              Liabilities and Stockholders' Equity
              ------------------------------------

Liabilities:
 Deposits:
  Noninterest-bearing deposits                                           $75,481         $75,724
  Interest-bearing deposits                                              318,651         290,315
                                                                    -------------   -------------
   Total deposits                                                        394,132         366,039
 Borrowed funds                                                           94,000          94,000
 Accrued interest payable                                                  4,587           4,870
 Accrued expenses and other liabilities                                    2,919           2,824
                                                                    -------------   -------------

   Total liabilities                                                     495,638         467,733
                                                                    -------------   -------------

Stockholders' Equity:
 Common stock, $1 par value, 10,000,000 shares authorized;
  3,741,665 and 3,529,516 shares issued                                    3,742           3,530
 Additional paid-in-capital                                               30,351          26,117
 Treasury stock, at cost, 344,964 and 331,701 shares                      (6,919)         (6,626)
 Retained earnings                                                         9,903          13,077
 Accumulated other comprehensive income (loss)                              (389)          2,789
                                                                    -------------   -------------

   Total stockholders' equity                                             36,688          38,887
                                                                    -------------   -------------

       Total liabilities and stockholders' equity                       $532,326        $506,620
                                                                    =============   =============

See accompanying notes to unaudited consolidated financial statements.


                                             NSD Bancorp, Inc. and Subsidiary
                                             Consolidated Statements of Income
                           For the three and six months ended June 30, 2004 and 2003 (unaudited)
                                     (Dollar amounts in thousands, except share data)



                                                  Three months ended        Six months ended
                                                      June 30,                June 30,
                                                ----------------------- ------------------------
                                                   2004        2003        2004         2003
                                                ----------- ----------- ----------- ------------

Interest and dividend income:
 Loans receivable, including fees                   $4,577      $5,304      $9,295      $10,998
 Securities:
   Taxable                                           1,461       1,440       2,882        2,752
   Exempt from Federal income tax                      304         244         541          473
 Federal Home Loan Bank stock                           17          28          34           69
 Deposits with banks and federal funds sold             47          22          83           77
                                                ----------- ----------- ----------- ------------
  Total interest income                              6,406       7,038      12,835       14,369
                                                ----------- ----------- ----------- ------------

Interest expense:
 Deposits                                            1,288       1,821       2,518        3,791
 Borrowed funds                                      1,342       1,359       2,701        2,703
                                                ----------- ----------- ----------- ------------
  Total interest expense                             2,630       3,180       5,219        6,494
                                                ----------- ----------- ----------- ------------

Net interest income                                  3,776       3,858       7,616        7,875
 Provision for loan losses                              60       2,715         190        2,970
                                                ----------- ----------- ----------- ------------

Net interest income after provision for loan
 losses                                              3,716       1,143       7,426        4,905
                                                ----------- ----------- ----------- ------------

Noninterest income:
 Fees and service charges                              445         479         877          849
 Gain on sale of securities available-for-sale,
  net                                                   90         120         165          209
 Earnings on bank-owned life insurance                  67          94         160          196
 Other                                                 288         374         520          757
                                                ----------- ----------- ----------- ------------
  Total noninterest income                             890       1,067       1,722        2,011
                                                ----------- ----------- ----------- ------------

Noninterest expense:
 Compensation and employee benefits                  1,612       1,403       3,262        2,858
 Premises and equipment, net                           523         542       1,029        1,039
 Data processing                                       231         177         473          390
 Other                                                 897         935       1,597        1,657
                                                ----------- ----------- ----------- ------------
  Total noninterest expense                          3,263       3,057       6,361        5,944
                                                ----------- ----------- ----------- ------------

Net income (loss) before provision for income
 taxes                                               1,343        (847)      2,787          972
 Provision for (benefit from) income taxes             364        (418)        778           62
                                                ----------- ----------- ----------- ------------

Net income (loss)                                     $979       $(429)     $2,009         $910
                                                =========== =========== =========== ============

 Net income (loss) per share:
  Basic                                              $0.29      ($0.12)      $0.60        $0.27
  Diluted                                            $0.29      ($0.12)      $0.59        $0.27

 Common dividends declared and paid per share:       $0.22       $0.22       $0.22        $0.22

 Average common shares outstanding:
  Basic                                          3,384,500   3,359,067   3,372,222    3,357,624
  Diluted                                        3,415,493   3,432,151   3,413,819    3,427,730

See accompanying notes to unaudited consolidated fianncial statements.


                                             NSD Bancorp, Inc. and Subsidiary
                                      Consolidated Statements of Comprehensive Income
                           For the three and six months ended June 30, 2004 and 2003 (unaudited)
                                               (Dollar amounts in thousands)



                                                Three months ended       Six months ended
                                                      June 30,                June 30,
                                              ----------------------- -----------------------
                                                 2004        2003        2004        2003
                                              ----------- ----------- ----------- -----------

 Net income (loss)                                  $979       $(429)     $2,009        $910

 Other comprehensive income (loss):

  Unrealized holding gains (losses) on
     available-for-sale securities                (6,300)      2,540      (4,650)      2,755
  Less reclassification adjustment for
     gains realized in income                         90         120         165         209
                                              ----------- ----------- ----------- -----------
  Net unrealized gains (losses)                   (6,390)      2,420      (4,815)      2,546

  Tax effect                                      (2,173)        823      (1,637)        866

  Other comprehensive income (loss)               (4,217)      1,597      (3,178)      1,680
                                              ----------- ----------- ----------- -----------

 Comprehensive income (loss)                     $(3,238)     $1,168     $(1,169)     $2,590
                                              =========== =========== =========== ===========

See accompanying notes to unaudited consolidated financial statements.


                                              NSD Bancorp, Inc. and Subsidiary
                                           Consolidated Statements of Cash Flows
                                For the six months ended June 30, 2004 and 2003 (unaudited)
                                                 (Dollar amounts in thousands)



                                                                             Six months ended
                                                                                 June 30,
                                                                      -------------------------------
                                                                           2004             2003
                                                                      --------------   --------------

Operating activities:
 Net income                                                                  $2,009             $910
 Adjustments to reconcile net income to net cash from
  operating activities:
   Depreciation and amortization for premises and equipment                     320              330
   Provision for loan losses                                                    190            2,970
   Amortization of premiums and accretion of discounts, net                     200              159
   Gain on sale of securities available-for-sale, net                          (165)            (209)
   Gain on sale of loans, net                                                     -              (62)
   Proceeds from sale of loans held-for-sale                                      -              963
   Loans originated for sale                                                      -             (901)
   Earnings on bank-owned life insurance, net                                  (160)            (196)
   Changes in:
    Accrued interest receivable                                                (130)             (76)
    Prepaid expenses and other assets                                        (2,178)             753
    Accrued interest payable                                                   (283)            (247)
    Accrued expenses and other liabilities                                       95             (772)
   Other                                                                      1,579             (749)
                                                                      --------------   --------------
  Net cash from operating activities                                          1,477            2,873
                                                                      --------------   --------------

Investing activities:
 Loan originations and payments, net                                         (1,506)           8,717
 Purchases of securities available-for-sale                                 (50,959)         (63,519)
 Redemptions of Federal Home Loan Bank stock                                     24                -
 Repayment, maturities and calls of securities available-for-sale            17,287           41,152
 Proceeds from sale of securities available for sale                          5,314           13,240
 Purchases of premises and equipment                                           (601)            (270)
                                                                      --------------   --------------
  Net cash from investing activities                                        (30,441)            (680)
                                                                      --------------   --------------

Financing activities:
 Net change in deposits                                                      28,093            4,861
 Proceeds from Federal Home Loan Bank borrowings                              5,000                -
 Maturities of Federal Home Loan Bank borrowings                             (5,000)               -
 Cash dividends paid on common stock                                         (1,451)          (1,373)
 Payments to acquire treasury stock                                            (293)            (557)
 Proceeds from exercise of common stock options                                 718              346
 Cash dividends paid in lieu of fractional common shares                         (5)              (6)
                                                                      --------------   --------------
  Net cash from financing activities                                         27,062            3,271
                                                                      --------------   --------------

Change in cash and cash equivalents                                          (1,902)           5,464
Cash and cash equivalents at beginning of period                             24,240           33,626
                                                                      --------------   --------------
Cash and cash equivalents at end of period                                  $22,338          $39,090
                                                                      ==============   ==============

Supplemental information:

 Interest paid                                                               $5,502           $6,741
 Income taxes paid                                                              986              972

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

2.   Stock Dividend

     On April 28, 2004, the Corporation declared a 5% stock dividend payable on May 17, 2004 to shareholders of record as of May 3, 2004. A cash payment was made in lieu of fractional shares.

3.   Earnings Per Common Share

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

                                                For the Three Months Ended   For the Six Months Ended
                                                  June 30,                   June 30,
--------------------------------------------------------------------------- ---------------------------
(Dollar amounts in thousands, except share
 data)                                                 2004           2003       2004             2003
--------------------------------------------------------------------------- ---------------------------

Basic earnings per share:
   Net income (loss)                                   $979          ($429)    $2,009             $910
   Weighted average shares outstanding            3,384,500      3,359,067  3,372,222        3,357,624

   Earnings per share                                 $0.29         ($0.13)     $0.60            $0.27
                                                ============ ============== ========== ================

Diluted earnings per share:
   Net income (loss)                                   $979          ($429)    $2,009             $910
   Weighted average shares outstanding            3,384,500      3,359,067  3,372,222        3,357,624
   Dilutive effect of employee stock options         30,993         73,084     41,597           70,106
                                                ------------ -------------- ---------- ----------------
   Total diluted weighted average shares
    outstanding                                   3,415,493      3,432,151  3,413,819        3,427,730

   Earnings per share                                 $0.29         ($0.12)     $0.59            $0.27
                                                ============ ============== ========== ================


     Average outstanding options to purchase shares of common stock of 60,205, at prices from $24.72 to $25.17, for the three months ended June 30, 2004 and 40,318 shares, at prices from $24.72 to $25.13, for the three months ended June 30, 2003 were not included in the computation of diluted earnings per share for the three months ended June 30, 2004 and June 30, 2003 because, to do so, would have been anti-dilutive.

     Average outstanding options to purchase shares of common stock of 60,205, at prices from $24.72 to $25.17, for the six months ended June 30, 2004 and 27,816 shares, at prices from $24.79 to $25.09, for the six months ended June 30, 2003 were not included in the computation of diluted earnings per share for the six months ended June 30, 2004 and June 30, 2003 because, to do so, would have been anti-dilutive.

4.   Securities

     The following table summarizes the Corporation's securities available-for-sale:


-----------------------------------------------------------------------------------------

(In thousands)                       Amortized    Unrealized    Unrealized       Fair
                                       cost          gains        losses         value
-----------------------------------------------------------------------------------------

   June 30, 2004
      U.S. Government agencies         $74,622           $15       $(1,389)      $73,248
      Mortgage-backed securities        47,170           187        (1,479)       45,878
      Municipal securities              31,105           191          (776)       30,520
      Corporate securities              20,338           592          (130)       20,800
      U.S. Treasury securities           1,593            30             -         1,623
      Equity securities                    468         2,171             -         2,639
                                    -----------   -----------   -----------   -----------
                                      $175,296        $3,186       $(3,774)     $174,708
                                    ===========   ===========   ===========   ===========
   December 31, 2003
      U.S. Government agencies         $48,845          $150         $(116)      $48,879
      Mortgage-backed securities        51,353           404          (244)       51,513
      Municipal securities              22,959           520           (24)       23,455
      Corporate securities              21,634         1,330          (191)       22,773
      U.S. Treasury securities           1,607            75             -         1,682
      Equity securities                    516         2,323             -         2,839
                                    -----------   -----------   -----------   -----------
                                      $146,914        $4,802         $(575)     $151,141
                                    ===========   ===========   ===========   ===========


5.       Loans receivable

         The following table summarizes the Corporation's loans receivable:


(Dollar amounts in thousands)                        June 30, 2004     December 31, 2003
                                                  ------------------- -------------------
                                                    Dollar             Dollar
                                                    Amount          %  Amount           %
-----------------------------------------------------------------------------------------

Residential mortgage loans                          $28,090      8.9%  $24,436       7.8%
Nonresidential mortgage loans                        77,885     24.7%   89,575      28.6%
Commercial, financial and agricultural loans         38,202     12.1%   31,450      10.0%
Consumer loans to individuals                       147,342     46.8%  142,686      45.5%
Lines of credit                                       7,897      2.5%    8,362       2.7%
Lease financing                                       7,104      2.3%    8,548       2.7%
Nonperforming loans                                   8,227      2.6%    8,415       2.7%
                                                  ---------- -------- --------- ---------
                                                    314,747    100.0%  313,472     100.0%
                                                             ========           =========
Unearned income and deferred fees, net               (1,038)              (964)
                                                  ----------          ---------

Total loans, net of unearned income and deferred
 fees                                               313,709            312,508
Less:  Allowance for loan losses                      6,767              6,882
                                                  ----------          ---------

Net loans receivable                               $306,942           $305,626
                                                  ==========          =========


6.       Deposits

         The following table summarizes the Corporation's deposits:


-------------------------------------------------------------------------------------------
(Dollar amounts in thousands)             June 30, 2004              December 31, 2003
                                    --------------------------   --------------------------
                                      Amount                 %     Amount                 %
-------------------------------------------------------------------------------------------

Noninterest-bearing deposits           $75,481           19.2%     $75,724            20.7%
Interest-bearing demand deposits       163,555           41.4%     160,878            44.0%
Time deposits                          155,096           39.4%     129,437            35.3%
                                    -----------   ------------   ----------   -------------
                                      $394,132          100.0%    $366,039           100.0%
                                    ===========   ============   ==========   =============


7.   Borrowed funds

     The Corporation has borrowed funds, comprised of Federal Home Loan Bank Convertible Select Advances, totaling $94.0 million at June 30, 2004 and December 31, 2003. These advances have a weighted average interest rate of 5.65% and 5.72%, respectively. Contractual maturities of these advances are as follows: $4.0 million in 2008, $10.0 million in 2009 and $80.0 million in 2010 and thereafter. Throughout the first half of 2004, maturities totaled $5.0 million.

     The Corporation added $5.0 million during the second quarter of 2004 and is committed to borrow an additional $5.0 million during the third quarter of 2004 from the Federal Home Loan Bank in connection with a specific investment strategy. The additional $10 million in advances have a term of ten years and a rate of 3.95% and 3.98%, respectively. These advances are ten-year / two-year Convertible Select Advances, fixed at the stated rate for two years then floating thereafter should the three-month Libor rate exceed 8.0%. Further discussion of and disclosures associated with the Corporation's borrowed funds can be found in the 2003 Annual Report to Stockholders.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

This section discusses the consolidated financial condition and results of operations of NSD Bancorp, Inc. (the Corporation) and its wholly owned subsidiary bank, NorthSide Bank (the Bank) and the Bank's subsidiary NSB Financial Services, LLC, as of and for the three and six month periods ended June 30, 2004, and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 7.

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

CHANGES IN FINANCIAL CONDITION

General. The Corporation's total assets increased $25.7 million or 5.1% to $532.3 million at June 30, 2004 from $506.6 million at December 31, 2003. This net increase was comprised of an increase in loans receivable and investment securities of $1.3 million and $23.6 million, respectively. Partially offsetting these increases was a decrease in cash and cash equivalents of $1.9 million. The increase in total assets reflects a corresponding increase in total liabilities of $27.9 million or 6.0% and a decrease in stockholders' equity of $2.2 million or 5.7%, respectively. The net increase was primarily the result of an increase in deposits of $28.1 million, partially offset by a decrease in accumulated other comprehensive income (loss) totaling $3.2 million.

Cash and cash equivalents. Cash and cash equivalents decreased $1.9 million or 7.9% to $22.3 million at June 30, 2004 from $24.2 million at December 31, 2003. The net decrease between June 30, 2004 and December 31, 2003 was primarily the result of the utilization of cash to fund purchases of investment securities and the origination of loans.

Securities. The Corporation's securities portfolio increased $23.6 million or 15.6% to $174.7 million at June 30, 2004 from $151.1 million at December 31, 2003. This net increase included security purchases totaling $51.0 million, partially offset by repayments, maturities and calls totaling $17.3 million. Security purchases were comprised of U.S. Government agency, mortgage-backed and tax-free municipal securities of $32.0 million, $9.1 million and $9.9 million, respectively. Security maturities and calls were comprised of U.S. Government agency, tax-free municipal, mortgage-backed and other securities of $6.3 million, $1.7 million, $68,000 and $250,000, respectively. The increase in securities was primarily due to the necessity of reinvesting cash obtained through deposit growth and loan repayments throughout the first half of 2004.

Loans receivable. Net loans receivable increased $1.3 million to $306.9 million at June 30, 2004 from $305.6 million at December 31, 2003. Residential mortgage, commercial and consumer loans increased $3.7 million, $6.8 million and $4.7 million, respectively, while nonresidential mortgages decreased $11.7 million. During the second quarter of 2004, loan originations began to outpace prepayments as the Corporation's residential and home equity mortgage lending efforts improved.

Nonperforming assets. Nonperforming assets include nonaccrual loans, repossessed assets and real estate acquired through foreclosure. Nonperforming assets decreased slightly by $112,000 to $8.5 million or 1.60% of total assets at June 30, 2004, from $8.6 million or 1.70% of total assets at December 31, 2003. Further discussion of the Corporation's nonperforming assets can be found in the 2003 Annual Report to Stockholders.

Deposits. Total deposits increased $28.1 million or 7.7% to $394.1 million at June 30, 2004 from $366.0 million at December 31, 2003. This increase was comprised of an increase in time deposits and other interest bearing demand deposits of $25.7 million and $2.7 million, respectively, as the Bank increased its focus on generating deposits via strategically offered specials. Also contributing to the increase were deposits made by a local school district and the City of Pittsburgh in the form of interest bearing deposits. Noninterest bearing deposits remained relatively unchanged.

Stockholders' equity. Stockholders' equity decreased $2.2 million or 5.7% to $36.7 million at June 30, 2004 from $38.9 million at December 31, 2003. The net decrease was principally the result of a decrease in accumulated other comprehensive income (loss) of $3.2 million. Partially offsetting this decrease, net income totaled $2.0 million, of which $1.5 million was paid to stockholders in the form of a cash dividend.

RESULTS OF OPERATIONS

Comparison of Results for the Three-Month Periods Ended June 30, 2004 and 2003

General. The Corporation reported net income of $979,000 and a net loss of $429,000 for the three months ended June 30, 2004 and 2003, respectively. The $1.4 million increase in net income for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, was attributable to a decrease in provision for loan losses of $2.7 million. Partially offsetting this favorable variance were unfavorable variances related to net interest income, noninterest income, noninterest expense and provision for income taxes of $82,000, $177,000, $206,000 and $782,000, respectively.

The second quarter 2003 net loss was primarily the result of $2.5 million in additional loan loss provision recorded as the result of the deterioration of a large commercial loan relationship in the prior year. The financial deterioration of this large commercial loan customer resulted in placing the credit relationship on nonperforming status and the provision for loan losses charge.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include nonaccrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan costs. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 34%. The tax-equivalent adjustments to net interest income for 2004 and 2003 were $157,000 and $126,000, respectively.



------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                        Three months ended June 30,
                                                   2004                            2003
                                        ------------------------------- ------------------------------
                                         Average               Yield /   Average              Yield /
                                         Balance    Interest    Rate     Balance    Interest    Rate
------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
 Loans receivable                        $300,616     $4,577      6.12%  $321,283     $5,304     6.62%
                                        ---------- ---------- --------- ---------- ---------- --------

 Securities, taxable                      142,098      1,461      4.14%   115,270      1,440     5.01%
 Securities, exempt from Federal tax       30,063        461      6.16%    23,083        370     6.42%
                                        ---------- ---------- --------- ---------- ---------- --------
                                          172,161      1,922      4.49%   138,353      1,810     5.25%
                                        ---------- ---------- --------- ---------- ---------- --------

 Interest-earning cash equivalents         15,931         47      1.19%     7,233         22     1.22%
 Federal Home Loan Bank stock               4,937         17      1.38%     5,053         28     2.22%
                                        ---------- ---------- --------- ---------- ---------- --------
                                           20,868         64      1.23%    12,286         50     1.63%
                                        ---------- ---------- --------- ---------- ---------- --------

 Total interest-earning assets            493,645      6,563      5.35%   471,922      7,164     6.09%
   Cash and due from banks                 13,921                          19,063
   Other noninterest-earning assets        22,767                          19,076
                                        ----------                      ----------

   Total assets                          $530,333                        $510,061
                                        ==========                      ==========

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits        $164,043       $279      0.68%  $160,032       $180     0.45%
 Time deposits                            153,368      1,009      2.65%   137,973      1,641     4.77%
                                        ---------- ---------- --------- ---------- ---------- --------
                                          317,411      1,288      1.63%   298,005      1,821     2.45%
                                        ---------- ---------- --------- ---------- ---------- --------

 Borrowed funds                            92,333      1,342      5.85%    94,000      1,359     5.80%
                                        ---------- ---------- --------- ---------- ---------- --------
                                           92,333      1,342      5.85%    94,000      1,359     5.80%
                                        ---------- ---------- --------- ---------- ---------- --------

 Total interest-bearing liabilities       409,744      2,630      2.58%   392,005      3,180     3.25%
   Noninterest-bearing demand deposits     75,700          -         -     71,259          -        -
                                        ---------- ---------- --------- ---------- ---------- --------

  Total financial liabilities/cost of
   funds                                  485,444      2,630      2.18%   463,264      3,180     2.75%
   Other noninterest-bearing
    liabilities                             7,433                           8,782
                                        ----------                      ----------

   Total liabilities                      492,877                         472,046
   Stockholders' equity                    37,456                          38,015
                                        ----------                      ----------

   Total liabilities and stockholders'
    equity                               $530,333                        $510,061
                                        ========== ----------           ========== ----------

Net interest income                                   $3,933                          $3,984
                                                   ==========                      ==========

Interest rate spread (difference
 between                                                          2.77%                          2.84%
                                                              =========                       ========
 weighted average rate on interest-
  earning
 assets and interest-bearing
  liabilities)

Net interest margin (net interest
 income as a percentage of average
 interest-earning assets)                                         3.20%                          3.39%
                                                              =========                       ========


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


---------------------------------------------------------------------------------------------------

 (In thousands)                                                For the Three Months Ended June 30,
                                                                         2004 versus 2003
                                                                    Increase (decrease) due to
                                                              -------------------------------------
                                                               Volume         Rate          Total
---------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                       $(329)         $(398)        $(727)
    Securities                                                    402           (290)          112
    Deposits with banks and Federal funds sold                     26             (1)           25
    Federal Home Loan Bank stock                                   (1)           (10)          (11)
                                                              --------      ---------      --------

    Total interest-earning assets                                  98           (699)         (601)
                                                              --------      ---------      --------

 Interest expense:
    Deposits                                                      112           (645)         (533)
    Borrowed funds                                                (24)             7           (17)
                                                              --------      ---------      --------

    Total interest-bearing liabilities                             88           (638)         (550)
                                                              --------      ---------      --------

 Net interest income                                              $10           $(61)         $(51)
                                                              ========      =========      ========



Net interest income. Net interest income on a tax equivalent basis decreased $51,000 or 1.3% to $3.9 million for the three months ended June 30, 2004, compared to $4.0 million for the same period in the prior year. This net decrease can be attributed to a decrease in interest income of $601,000 partially offset by a decrease in interest expense of $550,000.

Interest income. Interest income on a tax equivalent basis decreased
$601,000 or 8.4% to $6.6 million for the three months ended June 30, 2004, compared to $7.2 million for the same period in the prior year. The net decrease in interest income can be attributed to a decrease in interest earned on loans of $727,000, partially offset by an increase in interest earned on securities and other interest-earning assets of $112,000 and $14,000, respectively.

Interest earned on loans receivable decreased $727,000 or 13.7% to $4.6 million for the three months ended June 30, 2004, compared to $5.3 million for the same period in the previous year. The loan portfolio lost $398,000 in interest income related to a 50 basis point reduction in the average interest rate earned on loans. Further impacting interest earned on loans was a decrease in average loans outstanding of $20.7 million or 6.4%, accounting for $329,000 of the decrease in interest income. The decrease in the yield on loans is reflective of the general low interest rate environment. Loan volume declined as a result of lower new loan demand and higher repayments during the second half of 2003 and 2004.

Tax equivalent interest earned on securities increased $112,000 or 6.2% to $1.9 million for the three months ended June 30, 2004, compared to $1.8 million for the same period in the previous year. The securities portfolio gained $336,000 in interest income related to an increase in average securities outstanding of $33.8 million or 24.4%. Partially offsetting this favorable increase in average balance was a decrease in the average interest rate earned on securities of 57 basis points resulting in $224,000 of interest income lost. Average securities increased as funds from loan repayments and customer deposits have been deployed in marketable securities during late 2003 and 2004.

Interest earned on other interest-earning assets increased $14,000 or 28.0% to $64,000 for the three months ended June 30, 2004, compared to $50,000 for the same period in the previous year. This decrease was the result of a decrease in the average interest rate earned on such assets of 40 basis points, partially offset by an increase in the average balance outstanding of $8.6 million or 69.9% as a result of cash received from deposits and loan repayments not yet deployed into higher yielding assets.

The overall decrease in interest income was primarily due to generally lower market interest rates and the corresponding downward re-pricing of adjustable-rate loans and securities in the current interest rate environment, as well as the lower pricing of new loans and securities added during 2004 compared to 2003.

Interest expense. Interest expense decreased $550,000 or 17.3% to $2.6 million for the three months ended June 30, 2004, compared to $3.2 million for the same period in the previous year. The net decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $533,000, partially offset by an increase in interest expense related to borrowed funds of $17,000.

Interest-bearing deposit expense decreased $533,000 or 29.3% to $1.3 million for the three months ended June 30, 2004, compared to $1.8 million for the same period in the previous year. This decrease in interest expense can be attributed to an 82 basis point decline in the cost of interest-bearing deposits resulting in a reduction in expense due to rate of $645,000. Partially offsetting the favorable rate variance was an increase in average interest-bearing deposits of $19.4 million or 6.5%.

The overall decrease in interest expense, similar to that of interest income, was primarily due to the lower interest rate environment; however, the rate on the cost of funds did not decrease as quickly and as much as the yield on interest-earning assets.

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio. The $2.7 million decrease in the Corporation's provision for loans losses between the three-month periods ended June 30, 2004 and 2003 can be attributed to an additional loan loss provision charge of $2.5 million during the second quarter of 2003 related to the deterioration of a large commercial loan relationship. Excluding this charge, the Corporation's provision for loan losses decreased $155,000 between the three month periods ended June 30, 2004 and 2003, primarily due to the overall adequacy of the Corporation's allowance for loan losses at June 30, 2004.

Noninterest income. Noninterest income decreased $177,000 or 16.6% to $890,000 during the three months ended June 30, 2004, compared to $1.1 million during the same period in the prior year. The net decrease can be attributed to decreases in correspondent premium mortgage fee income, title company revenue, gain on sale of investment securities and earnings on bank-owned life insurance of $90,000, $49,000, $30,000 and $27,000, respectively.

Correspondent premium mortgage fee income and title company revenue decreased as a direct result of the decrease in mortgage loans originated for sale as the Corporation directed its focus on retaining rather than selling loans in this lending category. The decrease in earnings on bank-owned life insurance was primarily associated with a decrease in the yield on the policies related to the general decline of interest rates.

Noninterest expense. Noninterest expense increased $206,000 or 6.7% to $3.3 million during the three months ended June 30, 2004, compared to $3.1 million during the same period in the prior year. The increase in noninterest expense can primarily be attributed to increases in compensation and benefits expense, data processing expense and professional fees of $209,000, $54,000 and $18,000, respectively, partially offset by a decrease in title company expenses of $60,000.

The increase in compensation and benefits expense can be attributed to normal salary and wage increases, incentive management plans put into place at the beginning of 2004 and the addition of several senior management members added during 2004 to further solidify the management team and to aid in the accomplishment of specific initiatives set forth to position the Corporation for continued growth and success. Also contributing to the increase in compensation and benefits expense was an increase in employee related benefits such as healthcare costs. Partially offsetting these increases was a decrease in the overall headcount of the Corporation.

Data processing fees increased as a direct result of an increase in activity related to items processed. Professional fees expense increased due to increased problem credit workout costs associated with the increase of nonperforming loans during the second quarter of 2003 and regulatory compliance initiatives. Title company expenses decreased as activity associated with mortgage loans held for sale decreased.

Provision for income taxes. The provision for income taxes increased $782,000 to $364,000 for the three months ended June 30, 2004, compared to a benefit from income taxes of $418,000 for the same period in the prior year. This change was directly related to the change in pre-tax income (loss).

Comparison of Results for the Six-Month Periods Ended June 30, 2004 and 2003

General. The Corporation reported net income of $2.0 million and $910,000 for the six months ended June 30, 2004 and 2003, respectively. The $1.1 million increase in net income for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, was attributable to a decrease in provision for loan losses of $2.8 million. Partially offsetting this favorable variance were unfavorable variances related to net interest income, noninterest income, noninterest expense and provision for income taxes of $259,000, $289,000, $417,000 and $716,000, respectively.

Average Balance Sheet and Yield/Rate Analysis. Tax-equivalent adjustments to net interest income for 2004 and 2003 were $279,000 and $244,000, respectively.



-----------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                            Six months ended June 30,
                                                  2004                           2003
                                        ------------------------------ ------------------------------
                                         Average              Yield /   Average              Yield /
                                         Balance    Interest    Rate    Balance    Interest    Rate
-----------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
 Loans receivable                         300,763      9,295     6.21%   322,288     10,998     6.88%
                                        ---------- ---------- -------- ---------- ---------- --------

 Securities, taxable                      134,167      2,882     4.32%   111,849      2,752     4.96%
 Securities, exempt from Federal tax       26,071        820     6.32%    22,500        717     6.42%
                                        ---------- ---------- -------- ---------- ---------- --------
                                          160,238      3,702     4.65%   134,349      3,469     5.21%
                                        ---------- ---------- -------- ---------- ---------- --------

 Interest-earning cash equivalents         15,967         83     1.05%    12,550         77     1.24%
 Federal Home Loan Bank stock               4,965         34     1.38%     5,060         69     2.75%
                                        ---------- ---------- -------- ---------- ---------- --------
                                           20,932        117     1.12%    17,610        146     1.67%
                                        ---------- ---------- -------- ---------- ---------- --------

 Total interest-earning assets            481,933     13,114     5.47%   474,247     14,613     6.21%
   Cash and due from banks                 13,859                         18,826
   Other noninterest-earning assets        21,427                         20,069
                                        ---------- ---------- -------- ---------- ---------- --------

   Total assets                          $517,219    $13,114     5.10%  $513,142    $14,613     5.74%
                                        ========== ========== ======== ========== ========== ========

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits        $162,479       $585     0.72%  $158,406       $868     1.11%
 Time deposits                            141,880      1,933     2.74%   140,205      2,923     4.20%
                                        ---------- ---------- -------- ---------- ---------- --------
                                          304,359      2,518     1.66%   298,611      3,791     2.56%
                                        ---------- ---------- -------- ---------- ---------- --------

 Borrowed funds                            93,167      2,701     5.83%    94,000      2,703     5.80%
 Other                                          -          -     0.00%         -          -     0.00%
                                        ---------- ---------- -------- ---------- ---------- --------
                                           93,167      2,701     5.83%    94,000      2,703     5.80%
                                        ---------- ---------- -------- ---------- ---------- --------

 Total interest-bearing liabilities       397,526      5,219     2.64%   392,611      6,494     3.34%
   Noninterest-bearing demand deposits     73,421          -        -     71,922          -        -
                                        ---------- ---------- -------- ---------- ---------- --------

  Total financial liabilities/cost of
   funds                                  470,947      5,219     2.23%   464,533      6,494     2.82%
   Other noninterest-bearing
    liabilities                             7,463                          9,868
                                        ---------- ---------- -------- ---------- ---------- --------

   Total liabilities                      478,410      5,219     2.19%   474,401      6,494     2.76%
   Stockholders' equity                    38,809          -        -     38,741          -        -
                                        ---------- ---------- -------- ---------- ---------- --------

   Total liabilities and stockholders'
    equity                               $517,219     $5,219     2.03%  $513,142     $6,494     2.55%
                                        ========== ========== ======== ========== ========== ========

Net interest income                                   $7,895                         $8,119
                                                   ==========                     ==========

Interest rate spread (difference
 between
 weighted average rate on interest-
  earning
 assets and interest-bearing
  liabilities)                                                  2.83%                          2.88%
                                                             ========                       ========

Net interest margin (net interest
 income as a percentage of average
 interest-earning assets)                                       3.29%                          3.45%
                                                             ========                       ========


Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense on a fully tax equivalent basis.



 (In thousands)                                                 For the Six Months Ended June 30,
                                                                       2004 versus 2003
                                                                    Increase (decrease) due to
                                                              -------------------------------------
                                                               Volume         Rate          Total
---------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                       $(706)         $(997)      $(1,703)
    Securities                                                    623           (390)          233
    Deposits with banks and Federal funds sold                     19            (13)            6
    Federal Home Loan Bank stock                                   (1)           (34)          (35)
                                                              --------      ---------      --------

    Total interest-earning assets                                 (65)        (1,434)       (1,499)
                                                              --------      ---------      --------

 Interest expense:
    Deposits                                                       72         (1,345)       (1,273)
    Borrowed funds                                                (24)            22            (2)
                                                              --------      ---------      --------

    Total interest-bearing liabilities                             48         (1,323)       (1,275)
                                                              --------      ---------      --------

 Net interest income                                            $(113)         $(111)        $(224)
                                                              ========      =========      ========

Net interest income. Net interest income on a tax equivalent basis decreased $224,000 or 2.8% to $7.9 million for the six months ended June 30, 2004, compared to $8.1 million for the same period in the prior year. This net decrease can be attributed to a decrease in interest income of $1.5 million partially offset by a decrease in interest expense of $1.3 million.

Interest income. Interest income on a tax equivalent basis decreased $1.5 million or 10.3% to $13.1 million for the six months ended June 30, 2004, compared to $14.6 million for the same period in the prior year. The net decrease in interest income can be attributed to a decrease in interest earned on loans and other interest-earning assets of $1.7 million and $29,000, respectively, partially offset by an increase in interest earned on securities of $233,000.

Interest earned on loans receivable decreased $1.7 million or 15.5% to $9.3 million for the six months ended June 30, 2004, compared to $11.0 million for the same period in the previous year. The loan portfolio lost $997,000 in interest income related to a 67 basis point reduction in the average interest rate earned on loans. Further impacting interest earned on loans was a decrease in average loans outstanding of $21.5 million or 6.7%, accounting for $706,000 of the decrease in interest income. The decrease in the yield on loans is reflective of the general low interest rate environment prevalent throughout the end of 2003 and the first half of 2004.

Tax equivalent interest earned on securities increased $233,000 or 6.7% to $3.7 million for the six months ended June 30, 2004, compared to $3.5 million for the same period in the previous year. The securities portfolio gained $493,000 in interest income related to an increase in average securities outstanding of $25.9 million or 19.3%. Partially offsetting this favorable increase in average balance was a decrease in the average interest rate earned on securities of 37 basis points resulting in $260,000 of interest income lost. Average securities increased as funds from loan repayments and customer deposits have been deployed in marketable securities during late 2003 and 2004.

Interest earned on other interest-earning assets decreased $29,000 or 19.9% to $117,000 for the six months ended June 30, 2004, compared to $146,000 for the same period in the previous year. This decrease was the result of a decrease in the average interest rate earned on such assets of 55 basis points, partially offset by an increase in the average balance outstanding of $3.3 million or 18.9%.

The overall decrease in interest income was primarily due to generally lower market interest rates and the corresponding downward re-pricing of adjustable-rate loans and securities during 2003 and 2004. Also contributing to the decline in interest income was the necessity of redeploying funds from loan repayments in lower yielding marketable securities.

Interest expense. Interest expense decreased $1.3 million or 19.6% to $5.2 million for the six months ended June 30, 2004, compared to $6.5 million for the same period in the previous year. The net decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $1.3 million.

Interest-bearing deposit expense, which includes demand and time deposits, decreased $1.3 million or 33.6% to $2.5 million for the six months ended June 30, 2004, compared to $3.8 million for the same period in the previous year. This decrease in interest expense can be attributed to a 90 basis point decline in the cost of interest-bearing deposits resulting in a reduction in expense due to rate of $1.3 million. Partially offsetting the favorable rate variance was an increase in average interest-bearing deposits of $5.7 million.

The overall decrease in interest expense, similar to that of interest income, was primarily due to the lower interest rate environment; however, the rate on the cost of funds did not decrease as quickly and as much as the yield on interest-earning assets.

Provision for loan losses. During the second quarter of 2003, $2.5 million of additional loan loss provision was recorded as the result of the deterioration of a large commercial loan relationship. The financial deterioration of this large commercial loan customer resulted in placing the credit relationship on nonperforming status and the provision for loan loss charge. Aside from the aforementioned charge, the Corporation's provision for loan losses decreased $280,000 between the six-month periods ended June 30, 2004 and 2003, primarily due to the overall adequacy of the Corporation's allowance for loan losses at June 30, 2004 and lower than anticipated loan production during the first half of 2004. The allowance for loan losses to total loans was 2.2% at June 30, 2004 and December 31, 2003.

Noninterest income. Noninterest income decreased $289,000 or 14.4% to $1.7 million during the six months ended June 30, 2004, compared to $2.0 million during the same period in the prior year. This decrease can be attributed to decreases in correspondent mortgage fees, title company revenue, gain on sale of investment securities and earnings on bank-owned life insurance of $149,000, $75,000, $44,000 and $36,000, partially offset by an increase in customer service fees of $28,000.

Correspondent premium mortgage fee income and title company revenue decreased due to the decrease in loan originations associated with mortgage loans held for sale. Bank owned life insurance earnings decreased as a result of a decrease in the yield associated with the policies. Customer service fee income increased primarily from an increase in overdraft fee income.

Noninterest expense. Noninterest expense increased $417,000 or 7.0% to $6.4 million during the six months ended June 30, 2004, compared to $5.9 million during the same period in the prior year. The increase in noninterest expense can be attributed to increases in compensation and benefits and professional fees of $404,000 and 74,000, respectively. Partially offsetting these increases was an insurance claim settlement received in 2004 totaling $118,000 related to a fraud associated with a home equity line of credit from 2003.

Compensation and benefits expense increased $404,000 or 14.1% to $3.3 million during the six months ended June 30, 2004 compared to $2.9 million for the same period in the prior year. This increase can be attributed to normal salary and wage increases, the addition of incentive management plans and additional senior management personnel added during 2004. Professional fees increased as a result of increased problem credit workout costs and regulatory compliance initiatives.

Provision for income taxes. The provision for income taxes increased
$716,000 to $778,000 for the six months ended June 30, 2004, compared to $62,000 for the same period in the prior year. This change was directly related to the change in pre-tax income.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the Federal Home Loan Bank (FHLB), and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2004, the Corporation used its sources of funds primarily to purchase securities and, to a lesser extent, fund loan commitments. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $20.0 million, and standby letters of credit, which have collateral typically in the form of Bank deposit instruments and a term generally under one year, totaling $859,000.

At June 30, 2004, time deposits amounted to $155.1 million or 39.4% of the Corporation's total consolidated deposits, including approximately $99.1 million, which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At June 30, 2004, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $30.9 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

CAPITAL RESOURCES

Total stockholders' equity decreased $2.2 million or 5.7% to $36.7 million at June 30, 2004 from $38.9 million at December 31, 2003. Accumulated other comprehensive income (loss) decreased $3.2 million. Net income contributed $2.0 million to stockholders' equity during the first half of 2004, partially offset by dividends paid totaling $1.5 million for the first six months of 2004.

The Corporation has maintained a strong capital position with a capital to assets ratio of 6.9% at June 30, 2004. While continuing to sustain this capital position, the Corporation declared a quarterly cash divided of $0.22 per share during both the first and second quarters of 2004.

Capital adequacy is the Corporation's ability to support growth while protecting the interest of shareholders and deposits and to ensure that capital ratios are in compliance with regulatory minimum requirements. At June 30, 2004, the Corporation and the Bank were in compliance with all regulatory capital requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2004 from the information presented in the 2003 Annual Report to Stockholders under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     (a) The annual meeting of stockholders of the Corporation was held April 27, 2004. Of 3,200,590 common shares eligible to vote, 2,874,221 or 89.8% were voted in person or by proxy.

     (b) The following First Class directors were elected for a two-year term expiring in 2006:

          Name                               Shares For          Shares Withheld
          ----                               ----------          ---------------
          Nicholas C. Geanopulos             2,823,896                  50,325
          Gus P. Georgiadis                  2,808,803                  65,418
          Andrew W. Hasley                   2,814,659                  59,562
          Charles S. Lenzner                 2,824,777                  49,444
          Kenneth L. Rall                    2,826,078                  48,143

          In addition to the above listed individuals, the following persons continue to serve as directors: William R. Baierl, John C. Brown, Jr., Grant A. Colton, Jr., Lawrence R. Gaus, David J. Malone and Arthur J. Rooney, II.

     (c) The recommendation of the Board of Directors to approve and adopt the NSD Bancorp, Inc. 2004 Omnibus Stock Incentive Plan, as described in the proxy statement for the annual meeting, was approved with 1,591,264 shares in favor, 149,561 shares against and 27,396 shares abstained.

     (d) The recommendation of the Board of Directors to ratify the appointment of S.R. Snodgrass, A.C. as the Corporation's independent auditors, as described in the proxy statement for the annual meeting, was approved with 2,857,433 shares in favor, 15,526 shares against and 1,262 shares abstained.

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

         Exhibit 11.1 Statements re: computation of ratios. The information for this Exhibit is incorporated by reference to pages 5-6 of this Form 10-Q.

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

(b)      Reports on Form 8-K:

         Reports on Form 8-K filed during the three month period ended June 30, 2004:

         A Report on Form 8-K was filed on April 21, 2004 to announce earnings for the quarter ended March 31, 2004.

         A report on Form 8-K was filed on April 28, 2004 to declare a stock dividend.

         A report on Form 8-K was filed on May 20, 2004 documenting change of control agreements with Andrew W. Hasley and William C. Marsh.

         A report on Form 8-K was filed on May 26, 2004 to declare a cash dividend.

         A report on Form 8-K was filed on June 2, 2004 announcing the hiring of a new Senior Vice President and Chief Lending Officer.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NSD Bancorp, Inc.



Date:  August 10, 2004            By:      /s/ Andrew W. Hasley
                                  ----------------------------------------------
                                  Andrew W. Hasley
                                  President and
                                  Chief Operating Officer
                                  (Principal Executive Officer)

Date:  August 10, 2004            By:      /s/ William C. Marsh
                                  ----------------------------------------------
                                  William C. Marsh
                                  Senior Vice President,
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)