Form 10-Q
period 2004-09-30
NSD BANCORP INC
filed 2004-11-12
CIK 898624

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

                For the quarterly period ended September 30, 2004
                                               ------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X  Yes   No
                                         ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                           ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of common stock, as of November 1, 2004:

     Common Stock, $1.00 par value                                 3,429,990
     -----------------------------                                 ---------
                  (Class)                                       (Outstanding)

--------------------------------------------------------------------------------

                                NSD Bancorp, Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets as of
              September 30, 2004 and December 31, 2003..................................................................1

              Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003.........................................................................2

              Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2004 and 2003.........................................................................3

              Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2004 and 2003.........................................................................4

              Notes to Consolidated Financial Statements................................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations..........................................................9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............................................20

Item 4.       Controls and Procedures..................................................................................20



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.       Legal Proceedings........................................................................................20

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds..............................................20

Item 3.       Defaults Upon Senior Securities..........................................................................20

Item 4.       Submission of Matters to a Vote of Security Holders......................................................20

Item 5.       Other Information........................................................................................20

Item 6.       Exhibits and Reports on Form 8-K.........................................................................21

              Signatures...............................................................................................22


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                        NSD Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
           As of September 30, 2004 and December 31, 2003 (unaudited)
                          (Dollar amounts in thousands)


                                                                    September 30,    December 31,
                                                                        2004             2003
                                                                    -------------   --------------

                                        Assets
                                        ------

Cash and due from banks                                                  $12,034          $14,117
Interest-earning deposits in banks                                           598              623
Federal funds sold                                                             -            9,500
                                                                    -------------   --------------
  Cash and cash equivalents                                               12,632           24,240
Securities available-for-sale                                            163,018          151,141
Loans receivable, net of allowance for loan losses of $5,935 and
 $6,882                                                                  313,936          305,626
Federal Home Loan Bank stock, at cost                                      4,937            4,961
Bank-owned life insurance                                                  8,763            8,537
Accrued interest and dividends receivable                                  2,556            2,580
Premises and equipment, net                                                4,162            3,326
Prepaid expenses and other assets                                          7,313            6,209
                                                                    -------------   --------------

       Total assets                                                     $517,317         $506,620
                                                                    =============   ==============

              Liabilities and Stockholders' Equity
              ------------------------------------

Liabilities:
 Deposits:
  Noninterest-bearing deposits                                           $75,952          $75,724
  Interest-bearing deposits                                              310,699          290,315
                                                                    -------------   --------------
   Total deposits                                                        386,651          366,039
 Borrowed funds                                                           84,250           94,000
 Accrued interest payable                                                  4,900            4,870
 Accrued expenses and other liabilities                                    2,606            2,824
                                                                    -------------   --------------

   Total liabilities                                                     478,407          467,733
                                                                    -------------   --------------

Stockholders' Equity:
 Common stock, $1.00 par value, 10,000,000 shares authorized;
  3,758,282 and 3,529,516 shares issued                                    3,758            3,530
 Additional paid-in-capital                                               30,563           26,117
 Treasury stock, at cost, 344,964 and 331,701 shares                      (6,919)          (6,626)
 Retained earnings                                                        10,261           13,077
 Accumulated other comprehensive income                                    1,247            2,789
                                                                    -------------   --------------

   Total stockholders' equity                                             38,910           38,887
                                                                    -------------   --------------

       Total liabilities and stockholders' equity                       $517,317         $506,620
                                                                    =============   ==============

See accompanying notes to unaudited consolidated financial statements.

                        NSD Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
   For the three and nine months ended September 30, 2004 and 2003 (unaudited)
                (Dollar amounts in thousands, except share data)


                                                 Three months ended       Nine months ended
                                                    September 30,           September 30,
                                                ----------------------- -----------------------
                                                  2004        2003        2004        2003
                                                ----------- ----------- ----------- -----------

Interest and dividend income:
 Loans receivable, including fees                   $4,599      $5,128     $13,893     $16,050
 Securities:
   Taxable                                           1,416       1,328       4,297       4,079
   Exempt from Federal income tax                      325         251         866         724
 Federal Home Loan Bank stock                           16          25          51          94
 Deposits with banks and federal funds sold             14          41          98         119
                                                ----------- ----------- ----------- -----------
  Total interest income                              6,370       6,773      19,205      21,066
                                                ----------- ----------- ----------- -----------

Interest expense:
 Deposits                                            1,333       1,645       3,851       5,436
 Borrowed funds                                      1,134       1,373       3,835       4,076
                                                ----------- ----------- ----------- -----------
  Total interest expense                             2,467       3,018       7,686       9,512
                                                ----------- ----------- ----------- -----------

Net interest income                                  3,903       3,755      11,519      11,554
 Provision for loan losses                             145         240         335       3,210
                                                ----------- ----------- ----------- -----------

Net interest income after provision for loan
 losses                                              3,758       3,515      11,184       8,344
                                                ----------- ----------- ----------- -----------

Noninterest income:
 Fees and service charges                              491         479       1,368       1,328
 Gain on sale of securities available-for-sale,
  net                                                1,790         156       1,954         364
 Earnings on bank-owned life insurance                  66         101         226         297
 Other                                                 370         370         891       1,127
                                                ----------- ----------- ----------- -----------
  Total noninterest income                           2,717       1,106       4,439       3,116
                                                ----------- ----------- ----------- -----------

Noninterest expense:
 Compensation and employee benefits                  1,645       1,721       4,907       4,530
 Premises and equipment, net                           479         494       1,508       1,615
 Data processing                                       233         261         706         651
 Other                                               2,459         902       4,057       2,450
                                                ----------- ----------- ----------- -----------
  Total noninterest expense                          4,816       3,378      11,178       9,246
                                                ----------- ----------- ----------- -----------

Net income before provision for income taxes         1,659       1,243       4,445       2,214
 Provision for income taxes                            549         296       1,326         358
                                                ----------- ----------- ----------- -----------

Net income                                          $1,110        $947      $3,119      $1,856
                                                =========== =========== =========== ===========

 Net income per share:
  Basic                                              $0.33       $0.28       $0.92       $0.55
  Diluted                                            $0.32       $0.28       $0.91       $0.54

 Common stock cash dividends:                        $0.22       $0.21       $0.65       $0.62

 Average common shares outstanding:
  Basic                                          3,407,443   3,352,190   3,383,962   3,355,813
  Diluted                                        3,434,100   3,415,738   3,422,790   3,423,733

See accompanying notes to unaudited consolidated financial statements.

                        NSD Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Comprehensive Income
   For the three and nine months ended September 30, 2004 and 2003 (unaudited)
                         (Dollar amounts in thousands)




                                                Three months ended       Nine months ended
                                                   September 30,           September 30,
                                              ----------------------- -----------------------
                                                    2004        2003        2004        2003
                                              ----------- ----------- ----------- -----------

 Net income                                       $1,110        $947      $3,119      $1,856

 Other comprehensive income (loss):

  Unrealized holding gains (losses) on
     available-for-sale securities                 4,269      (3,049)       (382)       (295)
  Less reclassification adjustment for
     gains realized in income                      1,790         156       1,954         364
                                              ----------- ----------- ----------- -----------
  Net unrealized gains (losses)                    2,479      (3,205)     (2,336)       (659)

  Tax effect                                         843      (1,090)       (794)       (224)
                                              ----------- ----------- ----------- -----------

  Other comprehensive income (loss)                1,636      (2,115)     (1,542)       (435)
                                              ----------- ----------- ----------- -----------

 Comprehensive income (loss)                      $2,746     $(1,168)     $1,577      $1,421
                                              =========== =========== =========== ===========

See accompanying notes to unaudited consolidated financial statements.

                        NSD Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
        For the nine months ended September 30, 2004 and 2003 (unaudited)
                         (Dollar amounts in thousands)



                                                                             Nine months ended
                                                                               September 30,
                                                                      -------------------------------
                                                                          2004             2003
                                                                      --------------   --------------

Operating activities:
 Net income                                                                  $3,119           $1,856
 Adjustments to reconcile net income to net cash from
  operating activities:
   Depreciation and amortization for premises and equipment                     456              485
   Provision for loan losses                                                    335            3,210
   Amortization of premiums and accretion of discounts, net                     284              361
   Gain on sale of securities available-for-sale, net                        (1,954)            (364)
   Proceeds from sale of loans held-for-sale                                      -              963
   Earnings on bank-owned life insurance                                       (226)            (297)
   Changes in:
    Accrued interest receivable                                                  24              163
    Prepaid expenses and other assets                                        (1,104)              87
    Accrued interest payable                                                     30             (452)
    Accrued expenses and other liabilities                                     (218)            (925)
   Other                                                                       (733)             371
                                                                      --------------   --------------
  Net cash from operating activities                                             13            5,458
                                                                      --------------   --------------

Investing activities:
 Loan originations and payments, net                                         (8,645)          13,217
 Purchases of securities available-for-sale                                 (51,959)         (94,329)
 Redemptions of Federal Home Loan Bank stock                                     24                -
 Repayments, maturities and calls of securities available-for-
  sale                                                                       21,226           58,701
 Proceeds from sale of securities available-for-sale                         19,715           13,408
 Purchases of premises and equipment                                         (1,292)            (288)
                                                                      --------------   --------------
  Net cash from investing activities                                        (20,931)          (9,291)
                                                                      --------------   --------------

Financing activities:
 Net change in deposits                                                      20,612              647
 Proceeds from borrowed funds                                                20,750                -
 Repayments of borrowed funds                                               (30,500)               -
 Cash dividends paid on common stock                                         (2,202)          (2,076)
 Payments to acquire treasury stock                                            (293)            (915)
 Proceeds from exercise of common stock options                                 948              628
 Cash dividends paid in lieu of fractional common shares                         (5)              (6)
                                                                      --------------   --------------
  Net cash from financing activities                                          9,310           (1,722)
                                                                      --------------   --------------

Change in cash and cash equivalents                                         (11,608)          (5,555)
Cash and cash equivalents at beginning of period                             24,240           33,626
                                                                      --------------   --------------
Cash and cash equivalents at end of period                                  $12,632          $28,071
                                                                      ==============   ==============

Supplemental information:

 Interest paid                                                               $7,656           $9,964
 Income taxes paid                                                            1,186            1,342

See accompanying notes to unaudited consolidated financial statements.

                        NSD Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1.   Business and Basis of Presentation

     NSD Bancorp, Inc. (the Corporation) is a Pennsylvania corporation and bank holding company that provides a wide range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, NorthSide Bank (the Bank).
     The Bank is an FDIC-insured, state chartered bank based in Pittsburgh, Pennsylvania, that operates eleven branch offices serving Pittsburgh and its northern suburbs. In addition to providing traditional lending and depository products and related banking services, the Bank offers investment advisory, brokerage and insurance services. The Bank also provides title searches and other real estate settlement services through its wholly owned subsidiary, NSB Financial Services, LLC, a limited liability corporation, which operates as a licensed title insurance agency. The consolidated financial statements contained herein include the accounts of the Corporation, the Bank and the Bank's wholly owned subsidiary, which operate as one operating segment. All inter-company amounts have been eliminated.

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

2.   Merger Related Information

     On October 15, 2004, the Corporation announced the signing of a definitive agreement to merge with F.N.B. Corporation (NYSE:FNB), headquartered in Hermitage, PA. The merger, subject to certain conditions, including approvals of the Corporation's shareholders and bank regulatory authorities, is expected to be consummated during the first quarter of 2005.

     The merger is valued at approximately $135.8 million dollars in a stock exchange with a fixed exchange ratio of 1.8 F.N.B. Corporation shares for each share of the Corporation. The merger is expected to qualify as a tax free reorganization for federal income tax purposes. This purchase price is equivalent to $39.01 per share for the Corporation's shareholders, based on F.N.B. Corporation's closing price on October 14, 2004 of $21.67. F.N.B. Corporation expects the combination to be accretive to its earnings per share and to its regulatory capital ratios in 2005.

3.   Stock Dividend

     On April 28, 2004, the Corporation declared a 5% stock dividend payable on May 17, 2004 to shareholders of record as of May 3, 2004. A cash payment was made in lieu of fractional shares.

4.   Earnings Per Common Share

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:


                                                For the Three Months Ended   For the Nine Months Ended
                                                      September 30,               September 30,
--------------------------------------------------------------------------- ---------------------------
(Dollar amounts in thousands, except share
 data)                                                 2004           2003       2004             2003
--------------------------------------------------------------------------- ---------------------------

Basic earnings per share:
   Net income                                        $1,110           $947     $3,119           $1,856
   Weighted average shares outstanding            3,407,443      3,352,190  3,383,962        3,355,813

   Earnings per share                                 $0.33          $0.28      $0.92            $0.55
                                                ============  ============= ==========   ==============

Diluted earnings per share:
   Net income                                        $1,110           $947     $3,119           $1,856
   Weighted average shares outstanding            3,407,443      3,352,190  3,383,962        3,355,813
   Dilutive effect of employee stock options         26,657         63,548     38,828           67,920
                                                ------------  ------------- ----------   --------------
   Total diluted weighted average shares
    outstanding                                   3,434,100      3,415,738  3,422,790        3,423,733

   Earnings per share                                 $0.32          $0.28      $0.91            $0.54
                                                ============  ============= ==========   ==============

     Average outstanding options to purchase shares of common stock of 60,205, at prices from $24.72 to $25.18, for the three months ended September
     30, 2004 and 56,404 shares, at prices from $25.96 to $26.43, for the three months ended September 30, 2003 were not included in the computation of diluted earnings per share for the three months ended September 30, 2004 and September 30, 2003 because, to do so, would have been anti-dilutive.

     Average outstanding options to purchase shares of common stock of 60,205, at prices from $24.72 to $25.18, for the nine months ended September
     30, 2004 and 33,518 shares, at prices from $25.96 to $26.45, for the nine months ended September 30, 2003 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2004 and September 30, 2003 because, to do so, would have been anti-dilutive.

5.   Securities

     The following table summarizes the Corporation's securities available-for-sale:



-----------------------------------------------------------------------------------------

(Dollar amounts in thousands)        Amortized    Unrealized    Unrealized       Fair
                                       cost          gains        losses         value
-----------------------------------------------------------------------------------------

   September 30, 2004
      U.S. Government agencies         $70,660          $242         $(157)      $70,745
      Mortgage-backed securities        42,945           213          (255)       42,903
      Municipal securities              31,095           527           (38)       31,584
      Corporate securities              14,605           640           (80)       15,165
      U.S. Treasury securities           1,586            54             -         1,640
      Equity securities                    238           743             -           981
                                    -----------   -----------   -----------   -----------
                                      $161,129        $2,419         $(530)     $163,018
                                    ===========   ===========   ===========   ===========
   December 31, 2003
      U.S. Government agencies         $48,845          $150         $(116)      $48,879
      Mortgage-backed securities        51,353           404          (244)       51,513
      Municipal securities              22,959           520           (24)       23,455
      Corporate securities              21,634         1,330          (191)       22,773
      U.S. Treasury securities           1,607            75             -         1,682
      Equity securities                    516         2,323             -         2,839
                                    -----------   -----------   -----------   -----------
                                      $146,914        $4,802         $(575)     $151,141
                                    ===========   ===========   ===========   ===========


6.   Loans receivable

     The following table summarizes the Corporation's loans receivable:

-----------------------------------------------------------------------------------------

(Dollar amounts in thousands)                     September 30, 2004   December 31, 2003
                                                  ------------------- -------------------
                                                    Dollar             Dollar
                                                    Amount          %  Amount           %
-----------------------------------------------------------------------------------------

Residential mortgage loans                          $32,149     10.0%  $24,436       7.8%
Nonresidential mortgage loans                        75,407     23.5%   89,575      28.6%
Commercial, financial and agricultural loans         39,685     12.4%   31,450      10.0%
Consumer loans to individuals                       152,404     47.5%  142,686      45.5%
Lines of credit                                       7,958      2.5%    8,362       2.7%
Lease financing                                       5,817      1.8%    8,548       2.7%
Nonperforming loans                                   7,294      2.3%    8,415       2.7%
                                                  ---------- -------- --------- ---------
                                                    320,714    100.0%  313,472     100.0%
                                                             ========           =========
Unearned income and deferred fees, net                 (843)              (964)
                                                  ----------          ---------

Total loans, net of unearned income and deferred
 fees                                               319,871            312,508
Less:  Allowance for loan losses                      5,935              6,882
                                                  ----------          ---------

Loans receivable, net                              $313,936           $305,626
                                                  ==========          =========

7.   Deposits

     The following table summarizes the Corporation's deposits:




-------------------------------------------------------------------------------------------
(Dollar amounts in thousands)           September 30, 2004           December 31, 2003
                                    --------------------------   --------------------------
                                      Amount                 %     Amount                 %
-------------------------------------------------------------------------------------------

Noninterest-bearing deposits           $75,952           19.6%     $75,724            20.7%
Interest-bearing demand deposits       152,326           39.4%     160,878            44.0%
Time deposits                          158,373           41.0%     129,437            35.3%
                                    -----------   ------------   ----------   -------------
Total deposits                        $386,651          100.0%    $366,039           100.0%
                                    ===========   ============   ==========   =============


8.   Borrowed funds

     The Corporation has borrowed funds at September 30, 2004 totaling $84.3 million comprised of $75.0 million in long-term Federal Home Loan Bank
     (FHLB) Convertible Select Advances and $9.3 million in overnight FHLB advances. At December 31, 2003 long-term FHLB advances totaled $94.0 million.

9.   Stock-based compensation

     The Corporation maintains three stock-based compensation plans. These plans provide for the granting of stock options to the Corporation's employees and directors. The Corporation follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost has been recognized for any of the periods presented. The options have exercise prices equal to the market value of the underlying common stock on the dates of grant. If grants are made during a reporting period, the pro forma effect on net income and earnings per share are disclosed via footnote disclosure as if the Corporation had applied the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," to stock-based employee and director compensation. No grants vested during the periods presented herein.

10.  Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (FASB) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

This section discusses the consolidated financial condition and results of operations of NSD Bancorp, Inc. (the Corporation) and its wholly owned subsidiary bank, NorthSide Bank (the Bank) and the Bank's subsidiary NSB Financial Services, LLC, as of and for the three and nine month periods ended September 30, 2004, and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 8.

FORWARD LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES

The most significant accounting policies followed by the Corporation are presented in Note 1 of the Corporation's 2003 Annual Report to Shareholders. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how these values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the allowance for loan losses and accounting for stock options as critical accounting policies. Further discussion of these policies can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation's 2003 Annual Report to Shareholders.

CHANGES IN FINANCIAL CONDITION

General. The Corporation's total assets increased $10.7 million or 2.1% to $517.3 million at September 30, 2004 from $506.6 million at December 31, 2003. This net increase was comprised of an increase in loans receivable and investment securities of $8.3 million and $11.9 million, respectively. Partially offsetting these increases was a decrease in cash and cash equivalents of $11.6 million. The increase in total assets reflects a corresponding increase in total liabilities of $10.7 million. The net increase was primarily the result of an increase in deposits of $20.6 million, partially offset by a decrease in borrowed funds of $9.8 million.

Cash and cash equivalents. Cash and cash equivalents decreased $11.6 million or 47.9% to $12.6 million at September 30, 2004 from $24.2 million at December 31, 2003. The net decrease between September 30, 2004 and December 31, 2003 was primarily the result of utilizing cash to fund investment security purchases, loan originations and aid in the funding of the early payoff of certain Federal Home Loan Bank (FHLB) Convertible Select advances during the third quarter of 2004.

Securities. The Corporation's securities portfolio increased $11.9 million or 7.9% to $163.0 million at September 30, 2004 from $151.1 million at December 31, 2003. This net increase included security purchases totaling $52.0 million, partially offset by sales, maturities, calls and repayments totaling $40.9 million. Security purchases were comprised of U.S. Government agencies, mortgage-backed, tax-free municipal and other securities of $32.0 million, $9.1 million $9.9 million and $1.0 million, respectively. Security sales, maturities, calls and repayments were comprised of U.S. Government agencies, mortgage-backed securities, tax-free municipal and other securities of $10.1 million, $19.1 million, $1.7 million and $10.0 million, respectively. Proceeds from the sale of securities were primarily used to aid in the funding of the early payoff of FHLB advances. The net increase in securities was primarily due to the necessity of reinvesting cash obtained through deposit growth and loan repayments throughout 2004.

Loans receivable. Net loans receivable increased $8.3 million or 2.7% to $313.9 million at September 30, 2004 from $305.6 million at December 31, 2003. Residential mortgage, commercial and consumer loans increased $7.7 million, $8.2 million and $9.7 million, respectively, while nonresidential mortgage, lines of credit, lease financing and nonperforming loans decreased $14.2 million, $404,000, $2.7 million and $1.1 million, respectively. Residential mortgage loans increased primarily as a result of management's increased emphasis on residential lending during 2004 coupled with additional products offered during the current year to support this emphasis. Consumer loans, particularly automobile loans, increased as customer demand rose related to attractive interest rates offered on these products during 2004. Nonresidential mortgages decreased related to repayments during the competitive loan pricing market during 2004.

Nonperforming assets. Nonperforming assets include nonaccrual loans, repossessed assets and real estate acquired through foreclosure. Nonperforming assets decreased $800,000 to $7.8 million or 1.52% of total assets at September 30, 2004, from $8.6 million or 1.70% of total assets at December 31, 2003. Nonperforming loans, respossessed assets and real estate acquired through foreclosure totaled $7.3 million, $99,000 and $445,000, respectively, at September 30, 2004 and $8.4 million, $116,000 and $89,000, respectively, at December 31, 2003.

Deposits. Total deposits increased $20.6 million or 5.6% to $386.7 million at September 30, 2004 from $366.0 million at December 31, 2003. This increase was comprised of an increase in time deposits of $28.9 million, partially offset by a decrease in other interest bearing demand deposits of $8.6 million. Time deposits increased related to marketing efforts emphasizing special term and rate time deposits, specifically short-term certificates of deposit, in response to consumer demand in the lower rate environment. Other interest bearing demand deposits, specifically savings deposits, decreased as consumers reallocated their deposits into higher-yielding deposit instruments such as time deposits. Also, slightly impacting the decrease in interest bearing deposits was the closure of a branch office during the third quarter of 2004.

Borrowed Funds. During the third quarter of 2004, the Corporation executed the early payoff of $24.0 million in FHLB long-term advances. Cash and the sale of investment securities were used to fund the transaction. A prepayment penalty was assessed by the FHLB related to the early repayment; however, gains related to the sale of investment securities offset this expense. Also contributing to the decrease, $5.0 million in long-term FHLB advances matured during the second quarter of 2004. Partially offsetting these decreases, the Corporation added $10.0 million of FHLB long-term advances related to an investment transaction. As of September 30, 2004, the weighted average rate of long-term FHLB advances is 5.75% and contractual maturities are as follows: $5.0 million in 2009, $60.0 million in 2010 and $10.0 million in 2014.

Stockholders' equity. Stockholders' equity remained unchanged totaling
$38.9 million at September 30, 2004 and December 31, 2003. Accumulated other comprehensive income decreased $1.5 million during the first nine months of 2004. Partially offsetting this decrease, net income totaled $3.1 million, of which $2.2 million was paid to stockholders in the form of a cash dividend.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2004 and 2003

General. The Corporation reported net income of $1.1 million and $947,000 for the three months ended September 30, 2004 and 2003, respectively. The $163,000 or 17.2% increase in net income for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, was attributable to an increase in net interest income and noninterest income of $148,000 and $1.6 million, respectively, and a decrease in the provision for loan losses of $95,000. Partially offsetting these favorable variances were increases in noninterest expense and the provision for income taxes of $1.4 million and $253,000, respectively.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include nonaccrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan costs. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 34%. The tax-equivalent adjustments to net interest income for 2004 and 2003 were $167,000 and $129,000, respectively.

------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                      Three months ended September 30,

                                             2004                            2003
                                        ------------------------------- ------------------------------
                                         Average               Yield /   Average              Yield /
                                         Balance    Interest    Rate     Balance    Interest    Rate
------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
 Loans receivable                        $315,766     $4,599      5.79%  $319,793     $5,128     6.36%
                                        ---------- ---------- --------- ---------- ---------- --------

 Securities, taxable                      133,685      1,416      4.21%   120,312      1,328     4.38%
 Securities, exempt from Federal tax       31,082        492      6.30%    23,700        380     6.37%
                                        ---------- ---------- --------- ---------- ---------- --------
                                          164,767      1,908      4.61%   144,012      1,708     4.71%
                                        ---------- ---------- --------- ---------- ---------- --------

 Interest-earning cash equivalents          4,843         14      1.15%    17,021         41     0.96%
 Federal Home Loan Bank stock               4,937         16      1.29%     5,046         25     1.97%
                                        ---------- ---------- --------- ---------- ---------- --------
                                            9,780         30      1.22%    22,067         66     1.19%
                                        ---------- ---------- --------- ---------- ---------- --------

 Total interest-earning assets            490,313      6,537      5.30%   485,872      6,902     5.64%
   Cash and due from banks                 11,354                          13,064
   Other noninterest-earning assets        17,321                          14,281
                                        ----------                      ----------

   Total assets                          $518,988                        $513,217
                                        ==========                      ==========

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits        $159,151       $269      0.67%  $164,901       $378     0.91%
 Time deposits                            157,682      1,064      2.68%   135,735      1,267     3.70%
                                        ---------- ---------- --------- ---------- ---------- --------
                                          316,833      1,333      1.67%   300,636      1,645     2.17%
                                        ---------- ---------- --------- ---------- ---------- --------

 Borrowed funds                            80,208      1,134      5.62%    94,000      1,373     5.79%
                                        ---------- ---------- --------- ---------- ---------- --------
                                           80,208      1,134      5.62%    94,000      1,373     5.79%
                                        ---------- ---------- --------- ---------- ---------- --------

 Total interest-bearing liabilities       397,041      2,467      2.47%   394,636      3,018     3.03%
   Noninterest-bearing demand deposits     76,457          -         -     70,129          -        -
                                        ---------- ---------- --------- ---------- ---------- --------

  Total financial liabilities/cost of
   funds                                  473,498      2,467      2.07%   464,765      3,018     2.58%
   Other noninterest-bearing
    liabilities                             7,941                           9,614
                                        ----------                      ----------

   Total liabilities                      481,439                         474,379
   Stockholders' equity                    37,549                          38,838
                                        ----------                      ----------

   Total liabilities and stockholders'
    equity                               $518,988                        $513,217
                                        ========== ----------           ========== ----------

Net interest income                                   $4,070                          $3,884
                                                   ==========                      ==========

Interest rate spread (difference
 between                                                          2.83%                          2.61%
                                                              =========                       ========
 weighted average rate on interest-
  earning
 assets and interest-bearing
  liabilities)

Net interest margin (net interest                                 3.30%                          3.17%
                                                              =========                       ========
 income as a percentage of average
 interest-earning assets)

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in rates. The table reflects the extent to which changes in the Corporation's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior year volume), changes in volume (changes in volume multiplied by prior year rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflect the changes in interest income on a fully tax equivalent basis.


---------------------------------------------------------------------------------------------------

 (Dollar amounts in thousands)                               For the Three Months Ended September 30,
                                                                       2004 versus 2003
                                                                   Increase (decrease) due to
                                                            ---------------------------------------
                                                             Volume         Rate           Total
---------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                      $(64)         $(465)          $(529)
    Securities                                                  241            (41)            200
    Deposits with banks and Federal funds sold                  (34)             7             (27)
    Federal Home Loan Bank stock                                 (1)            (8)             (9)
                                                            --------      ---------      ----------

    Total interest-earning assets                               142           (507)           (365)
                                                            --------      ---------      ----------

 Interest expense:
    Deposits                                                     85           (397)           (312)
    Borrowed funds                                             (196)           (43)           (239)
                                                            --------      ---------      ----------

    Total interest-bearing liabilities                         (111)          (440)           (551)
                                                            --------      ---------      ----------

 Net interest income                                           $253           $(67)           $186
                                                            ========      =========      ==========

Net interest income. Net interest income on a tax equivalent basis increased $186,000 or 4.8% to $4.1 million for the three months ended September 30, 2004, compared to $3.9 million for the same period in the prior year. This net increase can be attributed to a decrease in interest expense of $551,000, partially offset by a decrease in interest income of $365,000.

Interest income. Interest income on a tax equivalent basis decreased
$365,000 or 5.3% to $6.5 million for the three months ended September 30, 2004, compared to $6.9 million for the same period in the prior year. The net decrease in interest income can be attributed to a decrease in interest earned on loans and other interest-earning assets of $529,000 and $36,000, respectively, partially offset by an increase in interest earned on securities of $200,000.

Interest earned on loans receivable decreased $529,000 or 10.3% to $4.6 million for the three months ended September 30, 2004, compared to $5.1 million for the same period in the previous year. Interest income on loans decreased $465,000 related to a 57 basis point reduction in the average interest rate earned on loans. Further impacting interest earned on loans was a decrease in average loans of $4.0 million or 1.3%, accounting for $64,000 of the decrease in interest income. The decrease in interest income related to yield can partially be attributed to a change in the mix of the lending portfolio from higher yielding commercial loans to that of consumer loans. Also, the yield on loans decreased as the interest rates on new loans are lower than interest rates of loans that have paid off in this generally lower interest rate environment.

Tax equivalent interest earned on securities increased $200,000 or 11.7% to $1.9 million for the three months ended September 30, 2004, compared to $1.7 million for the same period in the previous year. The securities portfolio gained $241,000 in interest income related to an increase in average securities outstanding of $20.8 million or 14.4%. Partially offsetting this favorable increase in average balance was a decrease in the average interest rate earned on securities of 10 basis points resulting in a decrease of $41,000 of interest income. Average securities increased as funds from loan repayments and customer deposits were deployed in marketable securities during late 2003 and 2004.

Interest earned on other interest-earning assets decreased $36,000 or 54.5%
to $30,000 for the three months ended September 30, 2004, compared to $66,000 for the same period in the previous year. This decrease was primarily the result of a decrease in the average balance outstanding of $12.3 million or 55.7%. The decrease in average balance is primarily related to deploying these funds into higher yielding assets as well as to aid in the funding of the early payoff of debt during 2004.

Interest expense. Interest expense decreased $551,000 or 18.3% to $2.5 million for the three months ended September 30, 2004, compared to $3.0 million for the same period in the previous year. The net decrease in interest expense can be attributed to decreases in interest incurred on deposits of $312,000 and interest expense related to borrowed funds of $239,000.

Interest-bearing demand deposit expense decreased $312,000 or 19.0% to $1.3 million for the three months ended September 30, 2004, compared to $1.6 million for the same period in the previous year. This decrease in interest expense can be attributed to a 50 basis point decline in the cost of interest-bearing demand deposits resulting in a reduction in expense due to rate of $397,000. Partially offsetting the favorable rate variance was an increase in average interest-bearing demand deposits of $16.2 million or 5.4% resulting in additional interest expense of $85,000. The overall decrease in interest expense on interest-bearing deposits, similar to that of interest income, was primarily due to the lower interest rate environment.

Interest expense related to borrowed funds decreased $239,000 or 17.4% to $1.1 million for the three months ended September 30, 2004, compared to $1.4 million for the same period in the previous year. The decrease in interest expense is primarily the result of the early payoff of $24.0 million of FHLB advances during the third quarter of 2004. The partial elimination of debt will reduce the Corporation's interest expense on borrowed funds by approximately $300,000 per quarter.

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio. The $95,000 decrease in the Corporation's provision for loans losses between the three-month periods ended September 30, 2004 and 2003 can be attributed to the continued workout of larger problem credits as well as a change in composition of the loan portfolio.

Noninterest income. Noninterest income increased $1.6 million to $2.7 million during the three months ended September 30, 2004, compared to $1.1 million during the same period in the prior year. The net increase can be attributed to an increase in gain on sale of securities available for sale of $1.7 million primarily related to the sale of equity and bond securities to facilitate the funding of and offset the prepayment penalty related to the early debt payoff. Partially offsetting this increase, earnings on bank-owned life insurance decreased $35,000 related to a decrease in yield on the policies during 2004 associated with the decline in market interest rates.

Noninterest expense. Noninterest expense increased $1.4 million to $4.8 million during the three months ended September 30, 2004, compared to $3.4 million during the same period in the prior year. The increase in noninterest expense can primarily be attributed to a $1.5 million prepayment penalty recorded in other noninterest expense associated with the early payoff of debt aforementioned. Compensation and benefits expense decreased $76,000 or 4.4% primarily related to nonrecurring officer severance payments during the third quarter of 2003, partially offset by normal salary and benefit increases in 2004.

Provision for income taxes. The provision for income taxes increased $253,000 or 85.5% to $549,000 for the three months ended September 30, 2004, compared to $296,000 for the same period in the prior year. This change was primarily related to the increase in pre-tax income.

Comparison of Results for the Nine Months Ended September 30, 2004 and 2003

General. The Corporation reported net income of $3.1 million and $1.9 million for the nine months ended September 30, 2004 and 2003, respectively. The $1.2 million or 68.1% increase in net income for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, was attributable to a decrease in provision for loan losses of $2.8 million and an increase in noninterest income of $1.3 million. Partially offsetting these favorable variances were unfavorable variances related to net interest income, noninterest expense and provision for income taxes of $35,000, $1.9 million and $968,000, respectively.

Average Balance Sheet and Yield/Rate Analysis. Tax-equivalent adjustments to net interest income for 2004 and 2003 were $446,000 and $373,000, respectively.

(Dollar amounts in thousands)                       Nine months ended September 30,

                                                   2004                             2003
                                        ------------------------------   ------------------------------
                                         Average              Yield /     Average              Yield /
                                         Balance    Interest    Rate      Balance    Interest    Rate
-------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
 Loans receivable                        $310,551    $13,893     5.98%    $324,704    $16,050     6.61%
                                        ---------- ---------- --------   ---------- ---------- --------

 Securities, taxable                      134,007      4,297     4.28%     114,206      4,079     4.78%
 Securities, exempt from Federal tax       27,741      1,312     6.32%      22,695      1,097     6.46%
                                        ---------- ---------- --------   ---------- ---------- --------
                                          161,748      5,609     4.63%     136,901      5,176     5.05%
                                        ---------- ---------- --------   ---------- ---------- --------

 Interest-earning cash equivalents         11,175         98     1.17%      15,251        119     1.04%
 Federal Home Loan Bank stock               4,956         51     1.37%       5,055         94     2.49%
                                        ---------- ---------- --------   ---------- ---------- --------
                                           16,131        149     1.23%      20,306        213     1.40%
                                        ---------- ---------- --------   ---------- ---------- --------

 Total interest-earning assets            488,430     19,651     5.37%     481,911     21,439     5.95%
   Cash and due from banks                 14,108                           13,908
   Other noninterest-earning assets        15,514                           15,626
                                        ----------                       ----------

   Total assets                          $518,052                         $511,445
                                        ==========                       ==========

Interest-bearing liabilities:
-----------------------------

 Interest-bearing demand deposits        $161,370       $853     0.71%    $160,357     $1,246     1.04%
 Time deposits                            147,147      2,998     2.72%     139,072      4,190     4.03%
                                        ---------- ---------- --------   ---------- ---------- --------
                                          308,517      3,851     1.67%     299,429      5,436     2.43%
                                        ---------- ---------- --------   ---------- ---------- --------

 Borrowed funds                            88,847      3,835     5.77%      94,000      4,076     5.80%
                                        ---------- ---------- --------   ---------- ---------- --------
                                           88,847      3,835     5.77%      94,000      4,076     5.80%
                                        ---------- ---------- --------   ---------- ---------- --------

 Total interest-bearing liabilities       397,364      7,686     2.58%     393,429      9,512     3.23%
   Noninterest-bearing demand deposits     74,676          -        -       68,832          -        -
                                        ---------- ---------- --------   ---------- ---------- --------

  Total financial liabilities/cost of
   funds                                  472,040      7,686     2.17%     462,261      9,512     2.75%
   Other noninterest-bearing
    liabilities                             7,623                           10,305
                                        ----------                       ----------

   Total liabilities                      479,663                          472,566
   Stockholders' equity                    38,389                           38,879
                                        ----------                       ----------

   Total liabilities and stockholders'
    equity                               $518,052                         $511,445
                                        ========== ----------            ========== ----------

Net interest income                                  $11,965                          $11,927
                                                   ==========                       ==========

Interest rate spread (difference
 between                                                         2.79%                            2.72%
                                                              ========                         ========
 weighted average rate on interest-
  earning
 assets and interest-bearing
  liabilities)

Net interest margin (net interest                                3.27%                            3.31%
                                                              ========                         ========
 income as a percentage of average
 interest-earning assets)

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense on a fully tax equivalent basis.

----------------------------------------------------------------------------------------------------

 (Dollar amounts in thousands)                              For the Nine Months Ended September 30,
                                                                       2004 versus 2003
                                                                    Increase (decrease) due to
                                                              --------------------------------------
                                                               Volume         Rate           Total
----------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                       $(679)       $(1,478)       $(2,157)
    Securities                                                    886           (453)           433
    Deposits with banks and Federal funds sold                    (34)            13            (21)
    Federal Home Loan Bank stock                                   (2)           (41)           (43)
                                                              --------      ---------      ---------

    Total interest-earning assets                                 171         (1,959)        (1,788)
                                                              --------      ---------      ---------

 Interest expense:
    Deposits                                                      160         (1,745)        (1,585)
    Borrowed funds                                               (223)           (18)          (241)
                                                              --------      ---------      ---------

    Total interest-bearing liabilities                            (63)        (1,763)        (1,826)
                                                              --------      ---------      ---------

 Net interest income                                             $234          $(196)           $38
                                                              ========      =========      =========

Net interest income. Net interest income on a tax equivalent basis increased $38,000 to $12.0 million for the nine months ended September 30, 2004, compared to $11.9 million for the same period in the prior year. This net decrease can be attributed to a decrease in interest income of $1.8 million partially offset by a decrease in interest expense of $1.8 million.

Interest income. Interest income on a tax equivalent basis decreased $1.8 million or 8.3% to $19.7 million for the nine months ended September 30, 2004, compared to $21.4 million for the same period in the prior year. The net decrease in interest income can be attributed to a decrease in interest earned on loans and other interest-earning assets of $2.2 million and $64,000, respectively, partially offset by an increase in interest earned on securities of $433,000.

Interest earned on loans receivable decreased $2.2 million or 13.4% to $13.9 million for the nine months ended September 30, 2004, compared to $16.1 million for the same period in the previous year. Interest income on loans decreased $1.5 million related to a 63 basis point reduction in the average interest rate earned on loans. Further impacting interest earned on loans was a decrease in average loans outstanding of $14.2 million or 4.4%, accounting for $679,000 of the decrease in interest income. The decrease in interest income related to yield can partially be attributed to a change in the mix of the lending portfolio from higher yielding commercial loans to that of consumer loans as well as the continued downward re-pricing of loans in the lower interest rate environment during late 2003 and early 2004.

Tax equivalent interest earned on securities increased $433,000 or 8.4% to $5.6 million for the nine months ended September 30, 2004, compared to $5.2 million for the same period in the previous year. The securities portfolio gained $886,000 in interest income related to an increase in average securities outstanding of $24.8 million or 18.2%. Partially offsetting this favorable increase in average balance was a decrease in the average interest rate earned on securities of 42 basis points resulting in $453,000 of interest income lost. Average securities increased as funds from loan repayments and customer deposits were deployed in marketable securities during late 2003 and 2004.

Interest earned on other interest-earning assets decreased $64,000 or 30.0%
to $149,000 for the nine months ended September 30, 2004, compared to $213,000 for the same period in the previous year. This decrease was the result of a decrease in the average balance outstanding of $4.2 million or 20.6% resulting in $36,000 of interest income lost, partially offset by a decrease in the average interest rate earned on such assets of 17 basis points accounting for $28,000 of the decrease in interest earned. The decrease in balance is primarily the result of deploying such funds into higher yielding assets and aiding the funding of the debt payoff aforementioned.

Interest expense. Interest expense decreased $1.8 million or 19.2% to $7.7 million for the nine months ended September 30, 2004, compared to $9.5 million for the same period in the previous year. The net decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $1.6 million as well as a decrease in interest paid on borrowed funds of $241,000.

Interest-bearing deposit expense, which includes demand and time deposits, decreased $1.6 million or 29.2% to $3.9 million for the nine months ended September 30, 2004, compared to $5.4 million for the same period in the previous year. This decrease in interest expense can be attributed to a 76 basis point decline in the cost of interest-bearing deposits resulting in a reduction in expense due to rate of $1.7 million. Partially offsetting the favorable rate variance was an increase in average interest-bearing deposits of $9.1 million or 3.0% resulting in additional interest expense of $160,000. The decrease in interest expense, similar to that of interest income, was primarily due to the lower interest rate environment during late 2003 and 2004.

Interest expense related to borrowed funds decreased $241,000 or 5.9% to $3.8 million for the nine months ended September 30, 2004, compared to $4.1 million for the same period in the previous year. This decrease in interest expense is primarily the result of the early payoff of $24.0 million in FHLB advances during the third quarter of 2004 as well as a maturity of $5.0 million during the second quarter of 2004, partially offset by an addition of $10.0 million related to an investment transaction.

Provision for loan losses. During the second quarter of 2003, $2.5 million of additional loan loss provision was recorded as the result of the deterioration of a large commercial loan relationship. The financial deterioration of this large commercial loan customer resulted in placing the credit relationship on nonperforming status and the provision for loan loss charge. Aside from the aforementioned charge, the Corporation's provision for loan losses decreased $375,000 between the nine-month periods ended September 30, 2004 and 2003, primarily due to the workout of problem credits as well as a change in the loan portfolio mix. The allowance for loan losses to total loans was 1.9% and 2.2% at September 30, 2004 and December 31, 2003, respectively.

Noninterest income. Noninterest income increased $1.3 million or 42.5% to $4.4 million during the nine months ended September 30, 2004, compared to $3.1 million during the same period in the prior year. This increase can be attributed to an increase in gain on sale of securities of $1.7 million related to the sale of securities to aid in the funding of and offset the prepayment penalty incurred related to the aforementioned early debt payoff. Partially offsetting these increases, earnings on bank-owned life insurance decreased $71,000 related to a decrease in yield and a decrease in title company income of $77,000 related to decreased residential mortgage closing activity.

Noninterest expense. Noninterest expense increased $1.9 million or 20.9% to $11.2 million during the nine months ended September 30, 2004, compared to $9.2 million during the same period in the prior year. The increase in noninterest expense is primarily related to a $1.5 million prepayment penalty associated with the early payoff of debt. Compensation and employee benefits expense increased $377,000 or 8.32% as a result of both normal salary and benefit increases as well as the addition of key management personnel during 2004. Partially offsetting these increases were nonrecurring officer severance payments made during the third quarter of 2003.

Provision for income taxes. The provision for income taxes increased
$968,000 to $1.3 million for the nine months ended September 30, 2004, compared to $358,000 for the same period in the prior year. This increase was primarily related to the increase in pre-tax income.

LIQUIDITY

The Corporation's primary sources of funds generally are derived from deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2004, the Corporation used its sources of funds primarily to purchase securities and, to a lesser extent, fund loan commitments. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $16.4 million, and standby letters of credit, which have collateral typically in the form of Bank deposit instruments and a term generally under one year, totaling $506,000.

At September 30, 2004, time deposits amounted to $158.4 million or 41.0% of the Corporation's total consolidated deposits, including approximately $106.2 million, which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At September 30, 2004, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $38.7 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

CAPITAL RESOURCES

Total stockholders' equity increased $23,000 or 1.0% to $38.9 million at September 30, 2004. Accumulated other comprehensive income decreased $1.5 million. Net income contributed $3.1 million to stockholders' equity during the first nine months of 2004, partially offset by cash dividends paid totaling $2.2 million.

The Corporation has maintained a strong capital position with a capital to assets ratio of 7.5% at September 30, 2004. While continuing to sustain this capital position, the Corporation paid cash dividends totaling $0.65 per share during the first nine months of 2004.

Capital adequacy is the Corporation's ability to support growth while protecting the interest of shareholders and deposits and to ensure that capital ratios are in compliance with regulatory minimum requirements. At September 30, 2004, the Corporation and the Bank were in compliance with all regulatory capital requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at September 30, 2004 from the information presented in the 2003 Annual Report to Stockholders under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits:

         Exhibit 2.1 Agreement and Plan of Merger between F.N.B. Corporation and NSD Bancorp, Inc. dated as of October 14, 2004, filed as Exhibit 2.1 to NSD Bancorp Inc.'s From 8-K filed October 18, 2004, is incorporated herein by reference.

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

         Exhibit 10.3 NSD Bancorp, Inc. 1994 Non-Employee Director Stock Option Plan filed as Exhibit 4.1 to NSD Bancorp, Inc.'s Form S-8 filed April 27, 1994, is incorporated herein breference.

         Exhibit 10.4 NSD Bancorp, Inc. 2004 Omnibus Stock Incentive Plan is incorporated by reference as Exhibit C to NSD Bancorp, Inc.'s 2004 Proxy Statement for the Annual Shareholders Meeting to be held April 27, 2004.

         Exhibit 10.5 Change of Control Agreement of Andrew W. Hasley dated June 30, 2003 filed as Exhibit 99.1 to NSD Bancorp Inc.'s Form 8-K filed May 20, 2004, is incorporated herein by reference.

         Exhibit 10.6 Change of Control Agreement of William C. Marsh dated October 8, 2003 filed as Exhibit 99.2 to NSD Bancorp Inc.'s Form 8-K filed May 20, 2004, is incorporated herein by reference.

         Exhibit 11.1 Statements re: computation of earnings per share. The information for this Exhibit is incorporated by reference to pages 5-6 of this Form 10-Q.

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

(b)      Reports on Form 8-K:

         Reports on Form 8-K filed or furnished during the three month period ended September 30, 2004:

         A report on Form 8-K dated August 25, 2004 to report a cash dividend.

         A report of Form 8-K dated July 28, 2004 to report earnings for the quarter ended June 30, 2004.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSD Bancorp, Inc.



Date:  November 12, 2004         By:      /s/ Andrew W. Hasley
                                 -----------------------------------------------
                                 Andrew W. Hasley
                                 President and
                                 Chief Operating Officer
                                 (Principal Executive Officer)

Date:  November 12, 2004         By:      /s/ William C. Marsh
                                 -----------------------------------------------
                                 William C. Marsh
                                 Senior Vice President,
                                 Treasurer and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)